Form 10-K
period 2004-12-31
CalGen Equipment Finance Holdings, LLC; CPN Freestone, LLC; Calpine Corpus Christi Energy GP, LLC; Baytown Energy Center, LP; CalGen Equipment Finance Company, LLC; Calpine Oneta Power II, LLC; Calpine Power Equipment LP; Calpine Freestone, LLC; Channel Power, LP; Calpine Channel Energy Center LP, LLC
filed 2005-04-15
CIK 1294853, 1294511, 1294469, 1294386, 1294855, 1294831, 1294480, 1294505, 1294453, 1294440

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number: 333-117335

Calpine Generating Company, LLC
(A Delaware Limited Liability Company)
CalGen Finance Corp.
(A Delaware Corporation)
I.R.S. Employer Identification Nos.
77-0555128
20-1162632
50 West San Fernando Street, 5th Floor
San Jose, California 95113
Telephone: (408) 995-5115
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
None
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act).     Yes ☐          No ☑
      State the aggregate market value of the common equity held by non-affiliates of the registrant as of June 30, 2004, the last business day of the registrant’s most recently completed second fiscal quarter:
      The aggregate market value of the common equity held by non-affiliates of the registrants as of June 30, 2004 was $0.
      Calpine Generating Company, LLC is a single member limited liability company and has no common stock.
      With respect to CalGen Finance Corp., 1,000 shares of common stock, par value $1, were outstanding as of the date hereof.
(Continued on next page)

(Continued from previous page)
DOCUMENTS INCORPORATED BY REFERENCE
None
OMISSION OF CERTAIN INFORMATION

In accordance with General Instruction I (1)(a) and (b) of Form 10-K, the registrant is omitting Items 4, 10, 11, 12 and 13 (and related Exhibits) because:

(1) All of the equity securities of Calpine Generating Company, LLC, CalGen Finance Corp. and each of the additional registrants listed below are owned, indirectly, by Calpine Corporation which is a reporting company under the Securities Exchange Act of 1934 and which has filed all material required to be filed by it pursuant to Section 13, 14, or 15(d) thereof and is named in conjunction with the registrants’ description of their business; and

(2) during the preceding thirty-six calendar months and any subsequent period of days, there has not been any material default in the payment of principal, interest, sinking or purchase fund installment, or any other material default not cured within thirty days with respect to any indebtedness of the registrant or its subsidiaries, and there has not been any material default in the payment by the registrant or its subsidiaries of rentals under material long-term leases.
TABLE OF ADDITIONAL REGISTRANTS

State of
	Incorporation	Commission File	I.R.S. Employer
Registrant	or Organization	Number	Identification Number

CalGen Expansion Company, LLC	Delaware	333-117335-39	77-0555127
Baytown Energy Center, LP	Delaware	333-117335-38	77-0555135
Calpine Baytown Energy Center GP, LLC	Delaware	333-117335-37	77-0555133
Calpine Baytown Energy Center LP, LLC	Delaware	333-117335-36	77-0555138
Baytown Power GP, LLC	Delaware	333-117335-35	86-1056699
Baytown Power, LP	Delaware	333-117335-34	86-1056708
Carville Energy LLC	Delaware	333-117335-33	36-4309608
Channel Energy Center, LP	Delaware	333-117335-32	77-0555137
Calpine Channel Energy Center GP, LLC	Delaware	333-117335-31	77-0555139
Calpine Channel Energy Center LP, LLC	Delaware	333-117335-09	77-0555140
Channel Power GP, LLC	Delaware	333-117335-08	86-1056758
Channel Power, LP	Delaware	333-117335-07	86-1056755
Columbia Energy LLC	Delaware	333-117335-06	36-4380154
Corpus Christi Cogeneration LP	Delaware	333-117335-05	36-4337040
Nueces Bay Energy LLC	Delaware	333-117335-04	36-4216016
Calpine Northbrook Southcoast Investors, LLC	Delaware	333-117335-03	36-4337045
Calpine Corpus Christi Energy GP, LLC	Delaware	333-117335-02	86-1056770
Calpine Corpus Christi Energy, LP	Delaware	333-117335-30	86-1056497
Decatur Energy Center, LLC	Delaware	333-117335-29	77-0555708
Delta Energy Center, LLC	Delaware	333-117335-28	95-4812214
CalGen Project Equipment Finance Company Two, LLC	Delaware	333-117335-27	77-0585399
Freestone Power Generation LP	Texas	333-117335-26	76-0608559
Calpine Freestone, LLC	Delaware	333-117335-25	77-0486738
CPN Freestone, LLC	Delaware	333-117335-24	77-0545937
Calpine Freestone Energy GP, LLC	Delaware	333-117335-23	86-1056713
Calpine Freestone Energy, LP	Delaware	333-117335-22	86-1056720
Calpine Power Equipment LP	Texas	333-117335-21	76-0645514
Los Medanos Energy Center, LLC	Delaware	333-117335-20	77-0553164
CalGen Project Equipment Finance Company One, LLC	Delaware	333-117335-19	77-0556245
Morgan Energy Center, LLC	Delaware	333-117335-18	77-0555141
Pastoria Energy Facility L.L.C.	Delaware	333-117335-17	77-0581976
Calpine Pastoria Holdings, LLC	Delaware	333-117335-16	77-0559247
Calpine Oneta Power, L.P.	Delaware	333-117335-15	75-2815392
Calpine Oneta Power I, LLC	Delaware	333-117335-14	75-2815390
Calpine Oneta Power II, LLC	Delaware	333-117335-13	75-2815394
Zion Energy LLC	Delaware	333-117335-12	36-4330312
CalGen Project Equipment Finance Company Three LLC	Delaware	333-117335-11	10-0008436
CalGen Equipment Finance Holdings, LLC	Delaware	333-117335-10	77-0555519
CalGen Equipment Finance Company, LLC	Delaware	333-117335-01	77-0555523

FORM 10-K
ANNUAL REPORT
For the Year Ended December 31, 2004
      The collateral for the outstanding notes described in Note 5 to the consolidated financial statements of Calpine Generating Company, LLC includes the pledge of Calpine Generating Company, LLC’s membership interest in CalGen Expansion Company, LLC. Separate financial statements pursuant to Rule 3.16 of Regulation S-X are not included herein for CalGen Expansion Company, LLC because, with the exception of the nominal capitalization of $1,000 associated with CalGen Finance Corp., the consolidated financial statements of CalGen Expansion Company, LLC are identical to the consolidated financial statements of Calpine Generating Company, LLC included herein.

PART I

Item 1.	Business
      In addition to historical information, this report contains forward-looking statements. Such statements include those concerning Calpine Generating Company, LLC’s (“CalGen” or “the Company”) expected financial performance and its strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties that could cause actual results to differ materially from the forward-looking statements such as, but not limited to, (i) the timing and extent of deregulation of energy markets and the rules and regulations adopted with respect thereto, (ii) the timing and extent of changes in commodity prices for energy, particularly natural gas and electricity, and the impact of related derivatives transactions, (iii) unscheduled outages of operating plants, (iv) unseasonable weather patterns that reduce demand for power, (v) economic slowdowns, that can adversely affect consumption of power by businesses and consumers, (vi) various development and construction risks that may delay or prevent commercial operation of the Pastoria facility, such as failure to obtain the necessary permits to operate or failure of third-party contractors to perform their contractual obligations, (vii) uncertainties associated with cost estimates, that actual costs may be higher than estimated, (viii) development of lower-cost power plants or of a lower cost means of operating a fleet of power plants by our competitors, (ix) risks associated with marketing and selling power from power plants in the evolving energy market, (x) uncertainties associated with sources and uses of cash , that actual sources may be lower and actual uses may be higher than estimated, (xi) present and possible future claims, litigation and enforcement actions, (xii) effects of the application of regulations, including changes in regulations or the interpretation thereof, or (xiii) other risks as identified herein. You should also carefully review the risks described in other reports that we file with the Securities and Exchange Commission, including without limitation our Form S-4 filed on July 13, 2004 and amended on October 19, 2004. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future developments or otherwise. The Risk Factors presented in our Form S-4 filed on July 13, 2004 and amended on October 19, 2004 are hereby incorporated by reference.
      We file annual, quarterly and periodic reports, and other information with the SEC. You may obtain and copy any document we file with the SEC at the SEC’s public reference room at 450 Fifth Street, N.W., Washington, D.C. 20549. The SEC also maintains an Internet website at http://www.sec.gov that contains reports and other information regarding issuers that file electronically with the SEC. Our SEC filings are accessible through the Internet at that website.
      Our reports on Forms 10-K, 10-Q and 8-K, and amendments to those reports, are available for download, free of charge, as soon as reasonably practicable after these reports are filed with the SEC. You may request a copy of our SEC filings, at no cost to you, by writing or telephoning us at: Calpine Corporation, 50 West San Fernando Street, San Jose, California 95113, attention: Lisa M. Bodensteiner, Assistant Secretary, telephone: (408) 995-5115. We will not send exhibits to the documents, unless the exhibits are specifically requested and you pay our fee for duplication and delivery.
COMPANY OVERVIEW
      We are a power generation company engaged, through our subsidiaries, in the construction, ownership and operation of electric power generation facilities and the sale of energy, capacity and related products in the United States of America. We are an indirect, wholly-owned subsidiary of Calpine Corporation (“Calpine” or the “Parent”). We indirectly own 14 power generation facilities (the “projects” or “facilities”) that are expected to have an aggregate combined estimated peak capacity of 9,834 MW (nominal 8,425 MW without peaking capacity), including our Pastoria facility which is currently under construction. Our combined peak capacity represents approximately 30.6% of Calpine’s 32,149 MW of aggregate estimated peak capacity in operation and under construction. Thirteen of our facilities are natural gas-fired combined cycle facilities and our Zion facility is a natural gas-fired simple cycle facility. Thirteen of our facilities are currently operating and have an aggregate estimated peak capacity of 9,065 MW.
      CalGen Finance Corp. (“CalGen Finance”) is our wholly-owned subsidiary and was formed solely for the purpose of facilitating the offering of our debt securities by acting as a co-issuer of those securities. CalGen Finance is nominally capitalized and does not have any operations or revenues.
      Calpine Energy Services, L.P. (“CES”) is an indirect wholly-owned subsidiary of Calpine and is primarily engaged in managing the value of Calpine’s electrical generation and gas production assets. It provides trading and risk management services to Calpine and its affiliates in connection with the scheduling of electrical energy and capacity sales and fuel deliveries to meet delivery requirements and the optimization of the value of Calpine’s electrical generation and gas assets. CES supplies gas to and purchases power from our facilities pursuant to the WECC Fixed Price Gas Sale and Power Purchase Agreement and the Index Based Gas Sale and Power Purchase Agreement, described in more detail below under “Principal Agreements.”
      Calpine Operating Services Company, Inc. (“COSCI”) was formed in 2002 to consolidate the operational functions of Calpine and certain of Calpine’s affiliates. Each of our facilities is operated and maintained under a Master Operation and Maintenance Agreement with COSCI, which has an initial term of 10 years beginning March 23, 2004. Under the Master Operation and Maintenance Agreement, COSCI provides all services necessary to operate and maintain all facilities, including developing operating plans for each facility. Major maintenance, which is currently provided pursuant to agreements with Siemens Westinghouse Power Corporation or General Electric Company, is expected to be provided by COSCI when those agreements are terminated. See “Principal Agreements.”
      Calpine Construction Management Company, Inc. (“CCMCI”), an indirect wholly-owned subsidiary of Calpine, is managing the construction of the Pastoria facility under a Master Construction Management Agreement. Under this agreement, CCMCI is responsible for managing all of the construction and supply contracts related to the Pastoria facility and supervising and coordinating all construction activities. CCMCI is also responsible for the acceptance and commissioning of this facility, and for running all performance and acceptance tests. See “Principal Agreements.”
PRINCIPAL AGREEMENTS
      On March 23, 2004, we completed an offering of $2.4 billion in secured term loans and secured notes. Concurrent with the closing of this offering, we entered into a series of agreements with certain of our affiliates.
Purchase of Gas and Sale of Power
      Each of our facilities entered into the Index Based Gas Sale and Power Purchase Agreement (the “Index Based Agreement”) with CES. In addition, the Delta and Los Medanos facilities entered into the WECC Fixed Price Gas Sale and Power Purchase Agreement (the “Fixed Price Agreement”) with CES. Under these agreements, CES purchases substantially all of the output from each facility (subject to certain exceptions for direct sales to third parties), and sells or delivers to each facility substantially all of the gas required for its operations (subject to certain exceptions for gas purchases from third parties).
      Fixed Price Agreement. Under the Fixed Price Agreement, CES purchases a total of 500 MW of capacity and associated energy from the Delta and Los Medanos facilities for a fixed price. In addition, CES will provide substantially all of the gas required to generate the energy scheduled pursuant to this agreement. The agreement is written such that CES makes a net payment of $3,615,346 (equivalent to $7.231/kW-month) each month for power purchased and gas sold under this agreement. In addition, CES makes variable operation and maintenance payments, which are dependent on the amount of energy delivered and the amount of operating time during on-peak hours. CES has the right in its sole discretion to schedule deliveries of energy from each facility up to its respective contracted capacity. However, the fixed payment shall be payable in full whether or not electricity deliveries have been scheduled, except for a facility’s failure to deliver. Calpine guarantees CES’s performance under this agreement. The Fixed Price Agreement is in effect through December 31, 2009, unless terminated earlier as permitted. Upon expiration or termination of the agreement, all capacity and associated energy would automatically be subject to the Index Based Agreement.
      Index Based Agreement. Under the Index Based Agreement, CES purchases the available electric output of each facility not previously sold under another long-term agreement. In addition, CES sells to each facility substantially all of the gas required to operate. Calpine guarantees CES’s performance under this agreement, which is in effect through December 31, 2013, unless terminated earlier as permitted.
      Pursuant to the Index Based Agreement, our off-peak, peaking and power augmentation products will be sold to CES at a fixed price through December 31, 2013. In addition, all of our remaining on-peak capacity will be sold to CES at a floating spot price that reflects the positive (if any, but never negative) difference between day-ahead power prices and day-ahead gas prices using indices chosen to approximate the actual power price that would be received and the actual gas price that would be paid in the market relevant for each facility. Each month, CES pays a net contract price for energy purchased and gas sold under this agreement. The contract price will equal the sum of:

(1) an aggregate net payment for products provided during on-peak periods calculated in accordance with the agreement, plus

(2) an aggregate fixed monthly payment for all other products, including off-peak, peaking and power augmentation products, generated by each facility, which will equal $13,677,843, plus

(3) a total variable operation and maintenance payment for the facilities (which will depend on the actual time the facilities are operating and delivering energy subject to the Index Based Agreement), plus

(4) the amount paid under the Amoco Contract with respect to the Morgan facility, plus

(5) certain adjustments with respect to gas transportation and electric transmission charges, minimum generation requirements and certain power purchase arrangements, minus

(6) the cost of gas supplied to support certain other power purchase agreements, and steam sale agreements (including, as applicable, power and/or steam sold to certain facilities’ industrial hosts)
      The Index Based Agreement also provides for the issuance of letters of credit under our revolving credit facility which support certain gas supply agreements between CES, the projects and third parties. The Index Based Agreement has been amended since the closing of the offering of the original notes to provide for the issuance of letters of credit under our revolving credit facility to support certain gas supply agreement between CES and third parties under certain circumstances, to account for Solutia’s rejection of certain agreements with the Decatur facility, and to permit “buy-sell” arrangements under certain circumstances that will enable us to buy gas directly and have it transported by CES.
Operation of Facilities
      Master Operation and Maintenance Agreement. Under the Master Operation and Maintenance Agreement (the “O&M Agreement”), COSCI provides all services necessary to operate and maintain each facility (other than major maintenance, which is not currently provided by COSCI under the Master Maintenance Services Agreement described below and general and administrative services, which are provided as described under the Administrative Services Agreement below). Covered services include labor and operating costs and fees, routine maintenance, materials and supplies, spare parts (except for combustion turbine hot path spare parts), tools, shop and warehouse equipment, safety equipment and certain project consumables and contract services (including facility maintenance, temporary labor, consultants, waste disposal, corrosion control, fire protection, engineering and environmental services), as well as procurement of water supply, water treatment and disposal, waste disposal, electricity usage and demand costs, fixed utility access, interconnection and interconnection maintenance charges, gas and electric transmission costs and emergency services.
      All work and services performed under the O&M Agreement is provided on a cost reimbursable basis plus reasonable overhead. Costs payable to COSCI shall not, in the aggregate, exceed costs for similar goods or services that would normally be charged by unrelated third parties and shall in no event exceed the prices that COSCI charges to unrelated third parties for such goods or services. Calpine guarantees COSCI’s performance under this agreement The O&M Agreement has an initial term of 10 years beginning March 23, 2004 and is automatically extended for successive one-year periods thereafter until terminated by either party.
      Master Maintenance Services Agreement. At December 31, 2004, major maintenance services were provided for under agreements with Siemens Westinghouse Power Corporation or General Electric Company. Under the Master Maintenance Services Agreement (the “Maintenance Agreement”), COSCI will provide major maintenance services when agreements with third parties are terminated. Until the third-party agreements are terminated, the Maintenance Agreement provides that COSCI will act as the administrator of the third-party maintenance agreements. Calpine guarantees COSCI’s performance under the Maintenance Agreement. In addition, Calpine indemnifies the facilities for any costs or expenses incurred in the termination of these third-party maintenance agreements.
      The Maintenance Agreement applies to major maintenance services, such as turbine overhauls or other major maintenance events as agreed upon by the parties, and is distinct from the O&M Agreement (which provides routine operation and maintenance). Under the Maintenance Agreement, COSCI provides periodic inspection services relating to the combustion turbines for each covered facility, including all labor, supervision and technical assistance (including the services of an experienced maintenance program engineer) necessary to provide these inspection services. COSCI also provides new parts and repairs or replaces old or worn out parts for the combustion turbines, and will provide technical field assistance, project engineers and support personnel related to the performance of its services under this agreement. The services under this agreement are to be consistent with the annual operating plan for each facility developed pursuant to the O&M Agreement. The Maintenance Agreement was executed on March 23, 2004 and has an initial term of 10 years.
Project Construction
      Master Construction Management Agreement. Under the Master Construction Management Agreement (the “Construction Agreement”), CCMCI manages the construction of the Pastoria facility and the coordination of the various construction and supply contracts. In addition, CCMCI is responsible for the acceptance and commissioning of Pastoria and its various subsystems as they are completed, for starting up the facility and for running all performance and acceptance tests. The Construction Agreement is effective until the final completion of the facility. Calpine guarantees CCMCI’s obligations under this agreement.
      CCMCI is reimbursed for all project personnel and third party costs incurred in connection with the construction of the facility.
General Administrative Matters
      Administrative Services Agreement. Under the Administrative Services Agreement (the “Administrative Agreement”), Calpine Administrative Services Company, Inc. (“CASCI”) performs the following administrative services: accounting, financial reporting, budgeting and forecasting, tax, cash management, review of significant operating and financial matters, contract administrative services, invoicing, computer and information services and such other administrative and regulatory filing services as may be directed by us. We pay CASCI on a cost reimbursable basis, including internal Calpine costs and reasonable overhead, for services provided. The Administrative Agreement was executed on March 23, 2004 and has an initial term of 10 years. Calpine guarantees CASCI’s obligations under this agreement.
THE MARKET FOR ELECTRICITY
      The electric power industry represents one of the largest industries in the United States and impacts nearly every aspect of our economy, with an estimated end-user market of nearly $268 billion of electricity sales in 2004 based on information published by the Energy Information Administration of the Department of Energy (“EIA”). Historically, the power generation industry has been largely characterized by electric utility monopolies producing electricity from old, inefficient, polluting, high-cost generating facilities selling to a captive customer base. However, industry trends and regulatory initiatives have transformed some markets into more competitive grounds where load-serving entities and end-users may purchase electricity from a variety of suppliers, including independent power producers (“IPPs”), power marketers, regulated public utilities and others. For the past decade, the power industry has been deregulated at the wholesale level allowing generators to sell directly to the load serving entities such as public utilities, municipalities and electric cooperatives. Although industry trends and regulatory initiatives aimed at further deregulation have slowed, the power industry continues to transform into a more competitive market.
      The North American Electric Reliability Council (“NERC”) estimates that in the United States, peak (summer) electric demand in 2004 totaled approximately 729,000 MW, while summer generating capacity in 2004 totaled approximately 872,000 MW, creating a peak summer reserve margin of 143,000 MW, or 19.6%, which compares to an estimated peak summer reserve margin of 144,000 MW, or 20.3% in 2003. Historically, utility reserve margins have been targeted to be at least 15% above peak demand to provide for load forecasting errors, scheduled and unscheduled plant outages and local area grid protection. The United States market consists of regional electric markets not all of which are effectively interconnected, so reserve margins vary from region to region.
      Even though most new power plants are fueled by natural gas, the majority of power generated in the U.S. is still produced by coal and nuclear power plants. The EIA has estimated that approximately 50% of the electricity generated in the U.S. is fueled by coal, 20% by nuclear sources, 18% by natural gas, 7% by hydro, and 5% from fuel oil and other sources. As regulations continue to evolve, many of the current coal plants will likely be faced with having to install a significant amount of costly emission control devices. This activity could cause some of the oldest and dirtiest coal plants to be retired, thereby allowing a greater proportion of power to be produced by cleaner natural gas-fired generation.
      Due primarily to the completion of gas-fired combustion turbine projects, we have seen power supplies increase and higher reserve margins in the last several years accompanied by a decrease in liquidity in the energy trading markets.
      According to Edison Electric Institute (“EEI”) published data, the growth rate of overall consumption of electricity in 2004 compared to 2003 was estimated to be 1.9%. The estimated growth rates in our major markets were as follows: South Central (primarily Texas) 3.9%, Pacific Southwest (primarily California) 3.3%, and Southeast 2.5%. The growth rate in supply has been diminishing with many developers canceling or delaying completion of their projects as a result of current market conditions. The supply and demand balance in the natural gas industry continues to be strained with gas prices averaging $6.13 per million British thermal unit (“Btu”) (“MMBtu”) in 2005 through February, compared to averages of approximately $5.72 and $6.20 per MMBtu in the same periods in 2004 and 2003, respectively. In addition, capital market participants are slowly making progress in restructuring their portfolios, thereby stabilizing financial pressures on the industry. Overall, we expect the market to continue these trends and work through the current oversupply of power in several regions within the next few years. As the supply-demand picture improves, we expect to see spark spreads (the difference between the cost of fuel and electricity revenues) improve and capital markets regain their interest in helping to repower America with clean, highly efficient energy technologies.
Regional Markets
      West. The West has historically been characterized by tight supply/demand fundamentals. Some of the challenges include a lengthy and difficult permitting process, stricter environmental regulations and difficulties in gaining access to water. In addition, it is difficult to find new power generating sites, particularly in California, where most of our Western facilities are located, given the cost of real estate and the general public’s “not in our backyard” mentality. Furthermore, gas system bottlenecks and electric transmission constraints in this region can limit the supply of fuel and power to certain submarkets, which increases power prices and volatility. The West’s baseload demand is primarily met with nuclear, coal, and hydro generation. However, gas-fired power generation facilities generally set the market clearing price in the West and CalGen’s newer, more efficient gas-fired facilities are able to compete favorably. In recent years, a significant portion of older and less efficient capacity has been displaced and retired. Provided that this trend continues, we expect to see improvements in the relative economics of our Western facilities.
      ERCOT. Located entirely within the State of Texas, Electric Reliability Council of Texas (“ERCOT”) is isolated from our other regions due to transmission constraints. In recent years, ERCOT has experienced an increase in the construction and development of new and efficient natural gas-fired generation, which sets the market price for power during almost all hours of the year. We primarily compete with other combined cycle power generation facilities, combustion turbine facilities, and older, less efficient oil and gas steam turbine facilities. An estimated 2,500 MW of older oil and gas power generation has been retired in recent years. A continuation of this trend would improve spark spreads and increase the operating hours of our facilities. According to NERC, electricity consumption in ERCOT grew by over 5.0% per year during the mid to late 1990’s and by approximately 3.9% in 2004. We believe that spark spreads could increase to the extent demand continues to grow. Higher demand could also increase our run hours.
      Southeast. The Southeast can be characterized as having a high level of baseload coal and nuclear generation. As a result, natural gas-fired generation does not set the market price for power as often as it does in the West and ERCOT. Additionally, increased construction and development of new gas-fired generation has created an oversupply in the region. However, strong energy growth in comparison with other regions could ease the overbuild situation in the next three to five years.
      Other. We also have facilities located in Oklahoma and Illinois. These regions have a significant proportion of coal-fired power generation and are currently characterized by low marginal costs relative to natural gas-fired capacity. Coal commodity prices currently drive regional generation economics, setting the market price for power for most of the year. Emissions regulations could have a significant impact on the coal plants causing retirements or retrofits that could increase the market price. Approximately 30.0% of our capacity in these markets is committed for delivery under long-term contracts.
      The following table describes, by region, our facilities and their estimated peak capacity and allocates our generation capacity by contract type:

									Nominal
								Peaking	Capacity
			Estimated Peak		Capacity		Capacity	Capacity	Available
			Capacity (MW)		Allocated to		Sold to	Index Price	Under the
					Third Party		CES at	CES at	Index Based
	Number of			% of	Agreements		Fixed Price	Fixed Price	Agreement
Region	Facilities	States	Total	Total	(MW)(1)		(MW)(2)	(MW)(3)	(MW)(4)

West(5)	4	CA, WA	2,488	26%	32		500	196	1,760
ERCOT	4	TX	2,963	30%	385		—	258	2,320
Southeast	4	AL, LA, SC	2,876	29%	119		—	442	2,315
Other	2	OK, IL	1,507	15%	513	(6)	—	—	994

Total	14		9,834	100%	1,049		500	896	7,389

This table includes our Pastoria facility which is currently under construction.

(1)	These amounts represent the estimated average capacity to be delivered pursuant to third party agreements based on firm commitments set forth in such agreements. Such third party agreements are subject to a variety of terms and conditions including, in some circumstances, termination rights, that could affect the amounts shown in this table.

(2)	500 MW of on-peak capacity generated by Delta and Los Medanos is sold to CES under the Fixed Price Agreement through December 31, 2009.

(3)	896 MW of peaking and power augmentation products, and all off-peak products, is sold to CES at a fixed price through December 31, 2013.

(4)	Represents the estimated remaining on-peak nominal capacity of our facilities available under the Index Based Agreement, after delivery of committed capacity pursuant to third party agreements and delivery of 500 MW of on-peak capacity and 896 MW of peaking and power augmentation capacity to CES at a fixed price.

(5)	The Pastoria facility in the West is currently under construction. We anticipate that the Pastoria facility will have 769 MW of peak capacity upon expected completion in two phases in May 2005 and June 2005.

(6)	The full capacity of one of these facilities is committed under a third party agreement until at least May 2008.

DESCRIPTION OF POWER GENERATION FACILITIES
      We own 14 power generation facilities that are expected to have an aggregate combined estimated peak capacity of 9,834 MW (nominal 8,425 MW without peaking capacity), upon completion of the Pastoria Energy Center which is currently under construction. Our portfolio of power generation assets experienced a weighted average combined cycle heat rate of 7,110 btu/kwh in 2004. Substantially all of our power generation facilities are located on sites which we own or lease on a long-term basis. See Item 2. “Properties.”
      Thirteen of our facilities are natural gas-fired combined cycle facilities while Zion Energy Center is a natural gas-fired simple cycle facility. The three principal components of a combined cycle facility are the combustion turbine, the heat recovery steam generator (“HRSG”) and the steam turbine. In a combined cycle facility, inlet air is introduced into the combustion turbines before being compressed by the turbine-driven compressor. Fuel and compressed air then mix and burn in the turbine combustion system, creating a high-pressure hot gas, which is expanded through a four-stage power turbine. The combustion turbine drives the turbine’s compressor section and the electric generator. Heat from the combustion turbine exhaust is directed to the HRSG to convert water into steam to generate additional electric energy, thereby increasing the thermal cycle efficiency. The steam turbine uses the steam from the HRSG to create mechanical energy that is converted into electrical energy by a generator. For emissions control, each combustion turbine’s exhaust passes through a catalyst bed for control and reduction of nitrogen oxides. A selective catalytic reduction system, including ammonia injection, is used for nitrogen oxide control. Some of the facilities also provide an oxidation catalyst for control of carbon monoxide emissions. A simple cycle facility has the same gas turbine components as a combined cycle facility, but it does not have a steam generator or steam turbine and the accompanying water treatment facilities to support that equipment.
Operating Power Plants

			With
		Baseload	Peaking	Total 2004
		Capacity	Capacity	Generation	Commercial Operation
Power Plant(2)	State	(MW)	(MW)	(MWh)(1)	Commencement Date

Freestone Energy Center	TX	1,022.0	1,022.0	4,569,089	June 2002
Oneta Energy Center	OK	994.0	994.0	827,661	Phase I July 2002
Delta Energy Center	CA	799.0	882.0	5,765,080	June 2002
Morgan Energy Center	AL	722.0	852.0	848,933	Phase I January 2004 Phase II June 2003
Decatur Energy Center	AL	793.0	852.0	311,531	Phase I June 2002 Phase II June 2003
Baytown Energy Center	TX	742.0	830.0	4,632,478	June 2002
Pastoria Energy Center(3)	CA	759.0	769.0	—	Phase I May 2005 Phase II June 2005
Columbia Energy Center	SC	464.0	641.0	542,376	March 2004
Channel Energy Center	TX	527.0	574.0	3,467,759	Phase I August 2001 Phase II April 2002
Los Medanos Energy Center	CA	497.0	566.0	3,693,759	August 2001
Corpus Christi Energy Center	TX	414.0	537.0	2,297,928	October 2002
Carville Energy Center	LA	455.0	531.0	1,755,790	June 2003
Zion Energy Center	IL	—	513.0	29,978	Phase I June 2002 Phase II June 2003
Goldendale Energy Center	WA	237.0	271.0	210,601	September 2004

Total Gas-Fired Power Plants (14 plants)		8,425.0	9,834.0	28,952,963

(1)	Generation MWh is shown here as 100% of each plant’s gross generation in megawatt hours (“MWh”), which exceeds the net amounts sold due to the captive load requirements of the power plants.

(2)	All plants except Zion Energy Center are combined cycle technology. Zion Energy Center uses a simple cycle technology.

(3)	Plant is under construction. Dates are the anticipated commercial operation commencement dates for each phase.
The West (Delta, Goldendale, Los Medanos and Pastoria)
      We own 2,488 MW of estimated peak capacity (nominal 2,292 MW without peaking capacity) in the West. Of this total, 1,448 MW (nominal 1,296 MW without peaking capacity) is in operation in California, 769 MW (nominal 759 MW without peaking capacity) is under construction in California, and 271 MW (nominal 237 MW without peaking capacity) is in operation in Washington.
      Delta Facility. The Delta facility is a nominal 799 MW natural gas-fired combined cycle generating facility consisting of three combustion turbines and three HRSGs with an estimated peak capacity of 882 MW. The facility is an exempt wholesale generator (“EWG”) and is located on a 20-acre site in Pittsburg, California, which we lease from The Dow Chemical Company (“Dow”). The initial term of the lease expires in 2050; however, we have the right to extend the lease on a month-to-month basis. Either party may terminate the lease if the other party materially defaults on its obligations under the lease. The facility commenced commercial operations in June 2002.
      The facility currently leases certain of its equipment from our affiliate and wholly-owned subsidiary, CalGen Project Equipment Finance. This leased equipment was pledged as part of the offering of the original notes.
      CES supplies the facility with natural gas, which is transported from PG&E’s pipeline system across a lateral pipeline co-owned by the facility, the Los Medanos facility and our affiliate, Gilroy Energy Center, LLC, as tenants-in-common. The lateral pipeline is operated by our affiliate, CPN Pipeline Company.
      The facility interconnects to the PG&E interstate electric system and sells the power it generates to CES, under a Reliability-Must-Run (“RMR”) agreement with the California Independent System Operator (“CAISO”).
      Goldendale Facility. The Goldendale facility is a nominal 237 MW natural gas-fired combined cycle power generating facility consisting of a combustion turbine and an HRSG, which supplies steam to a steam turbine generator, with an estimated peak capacity of 271 MW. The facility is an EWG and is located on a 42-acre site owned by the facility in Goldendale, Washington. The facility commenced commercial operation in September 2004.
      CES supplies the facility with natural gas, which is transported across an interstate pipeline and a 5-mile lateral pipeline owned and operated by Northwest Pipeline Corporation, a subsidiary of The Williams Companies, Inc.
      The facility interconnects to a Bonneville Power Administration (“BPA”) substation through the transmission system of Klickitat Public Utility District and sells the power it generates to CES. The facility has also obtained certain transmission rights through the BPA.
      Los Medanos Facility. The Los Medanos facility is a nominal 497 MW natural gas-fired combined cycle generating facility consisting of two combustion turbines, each with its own HRSG. The steam generators supply steam to a single steam turbine generator. Two auxiliary boilers supplement the facility’s steam production capabilities. The facility has an estimated peak capacity of 566 MW and is a “qualifying facility” (“QF”) under the Public Utility Regulatory Policies Act of 1978 (“PURPA”). It is located on a 12-acre site in Pittsburg, California, which we lease from USS-POSCO Industries (“UPI”). The initial term of the lease expires in 2021; however, we have a right to extend the lease for up to four consecutive five-year terms. The facility commenced commercial operation in August 2001.

      CES supplies the facility with natural gas, which is transported from PG&E’s pipeline system across a lateral pipeline co-owned by the facility, the Delta facility and our affiliate, Gilroy Energy Center, LLC, as tenants-in-common. The lateral pipeline is operated by our affiliate, CPN Pipeline Company.
      The facility interconnects to the PG&E interstate electric system and sells the power it generates to CES and UPI, and may supply power to Dow. It is also a party to an RMR agreement with CAISO, pursuant to which it sells reliability services and may sell energy. The facility delivers power to UPI by means of on-site interconnections.
      Pastoria Facility. In April 2001 we acquired the rights to develop the 769-megawatt Pastoria Energy Center, a combined-cycle project planned for Kern County, California. Construction began in mid-2001, and commercial operation is scheduled to begin in May 2005 for phase one and in June 2005 for phase two. The Pastoria facility will be a nominal 759 MW gas-fired combined cycle power generating facility, with an estimated peak capacity of 769 MW. The facility is an EWG and is currently under construction on a 30-acre site in Kern County, California, which we lease from Tejon Ranchcorp, Inc. The initial term of the lease expires in 2026; however we have the right to extend the lease for up to three consecutive five-year terms.
      The commercial operation of the facility will commence in two phases. Phase I will consist of one combustion turbine and one HRSG, as well as a steam turbine generator. Phase II will consist of two combustion turbines and two HRSG, as well as a steam turbine generator. CCMCI manages the construction process and is also the prime construction contractor.
      CES will supply the facility with natural gas, which will be transported from the Kern River Gas Transmission Company’s interstate transmission system to a lateral pipeline owned by the facility and operated by our affiliate, CPN Pipeline Company. CES has certain arrangements with third parties related to the facility’s gas interconnection and transportation. As security for the performance of CES’s obligations under the Index Based Agreement, it has granted the facility a security interest in these arrangements.
      The facility interconnects to a CAISO-controlled power grid at a substation owned and operated by Southern California Edison Company and will sell the power it generates to CES.
ERCOT (Baytown, Channel, Corpus Christi and Freestone)
      We own 2,963 MW (nominal 2,705 MW without peaking capacity) of estimated peak capacity in ERCOT, which is located entirely within the State of Texas.
      Baytown Facility. The Baytown facility is a nominal 742 MW natural gas-fired combined cycle generating facility consisting of three combustion turbines, with three HRSGs that supply steam to a steam turbine generator. Two auxiliary boilers supplement the facility’s steam production capabilities. The facility has an estimated peak capacity of 830 MW and is a QF under PURPA. The facility commenced commercial operation in June 2002.
      The facility is located on a 24-acre site in Baytown, Texas, which we lease from Bayer Corporation (“Bayer”). The initial term of the lease expires in 2022; however, we have the right to extend the lease for up to four consecutive five-year terms. Either party may terminate the lease if the other party materially defaults on its obligations under the lease or cross defaults occur with respect to certain other agreements between Bayer and the facility. If the facility materially breaches its energy services agreement with Bayer, Bayer may, at its option, take over the operation of the facility. This step-in right is not subject to third-party security interests, including the interests securing the notes.
      On termination of the energy services agreement with Bayer, Bayer has an option to purchase the facility in whole or in part. If Bayer terminates the energy services agreement for convenience, the facility terminates the agreement because of a material default by Bayer or the agreement terminates because the facility is substantially destroyed, Bayer would be required to pay a purchase price equal to the greater of fair market value or book value plus a premium if it exercises its purchase option. If the energy services agreement is terminated due to a delivery breach by the facility, Bayer would be required to pay a purchase price equal to book value less Bayer’s pre-termination damages or 80.0% of book value, whichever Bayer prefers. If the energy services agreement expires and Bayer exercises its purchase option, the purchase price would be the greater of book value or fair market value.
      CES supplies the facility with natural gas, which is transported across a lateral gas pipeline owned and operated by our affiliate, Calpine Texas Pipeline. As security for the performance of its transportation obligations, Calpine Texas Pipeline has granted the facility a security interest in the portion of the lateral pipeline necessary to support project operations.
      The facility interconnects with a transmission system owned by CenterPoint Energy (“CenterPoint”). The facility also interconnects with the Bayer distribution system for purposes of supplying power to Bayer and sells power it generates to CES and to Bayer.
      Channel Facility. The Channel facility is a nominal 527 MW natural gas-fired combined cycle generating facility, with an estimated peak capacity of 574 MW. Phase I of the facility, consisting of one combustion turbine and an HRSG, commenced commercial operation in July 2001. Phase II of the facility, consisting of one combustion turbine and an HRSG, as well as a steam turbine generator, commenced commercial operation in April 2002. Three auxiliary boilers supplement the facility’s steam production capabilities. The facility is a QF and is located on a 12-acre site in Houston, Texas, that we lease from Lyondell-CITGO Refining L.P. (“LCR”).
      The initial term of the lease expires in 2041; however, we have the right to extend the lease for either 10 or 25 years. If the facility materially breaches certain of its lease obligations or defaults on the energy services agreement between LCR and the facility, title to the facility’s boilers, water facilities, and 138 KV substation automatically passes to LCR. This right is not subject to third-party security interests, including the interests securing the notes.
      CES supplies the facility with natural gas, which is transported across pipelines owned and operated by affiliates of Kinder Morgan, Inc. Refinery gas and natural gas may also be supplied to the facility by LCR by means of an on-site interconnect.
      The facility interconnects with the transmission system of CenterPoint. Power supplied to LCR is delivered by means of on-site interconnections and the facility sells the power it generates to CES and LCR.
      Corpus Christi Facility. The Corpus Christi facility is a nominal 414 MW natural gas-fired combined cycle generating facility, with an estimated peak capacity of 537 MW. The facility commenced commercial operation in October 2002 and consists of two combustion turbines and two HRSGs that supply steam to a single steam turbine generator. Two auxiliary boilers supplement the facility’s steam production capabilities.
      The facility is a QF and is located on a nine-acre site in Corpus Christi, Texas, which we lease from CITGO Refining and Chemicals Company L.P. (“CITGO”). The initial term of the lease expires in 2042; however, we have the right to extend the lease for up to two consecutive five-year terms. In the event we decide to dispose of all or any part of our interest in the facility, CITGO must first be offered such interest.
      The facility obtains natural gas from CES, and natural gas and other gas products from CITGO, which is transported by CrossTex CCNG Transmission, Ltd. (“CrossTex”). The facility accesses the gas from two pipelines owned by CrossTex and a pipeline owned by EPGT Texas Pipeline, L.P. Fuel supplied to the facility by CITGO is delivered to the facility through an on-site pipeline that interconnects with CITGO.
      The facility interconnects with AEP Texas Central Company’s transmission system and sells the power it generates to CES, CITGO, Elementis Chromium L.P. (“Elementis”) and Flint Hills Resources, L.P. (“Flint Hills”). Power supplied to CITGO, Elementis and Flint Hills is delivered through on-site interconnections.
      Freestone Facility. The Freestone facility is a nominal 1,022 MW natural gas-fired combined cycle generating facility consisting of four combustion turbines, four HRSGs and two steam turbine generators, configured in two largely independent power blocks. The facility has an estimated peak capacity of 1,022 MW and commenced commercial operation in June 2002. The facility is an EWG and is located on a 506-acre site owned by the facility near Fairfield, Texas.

      CES supplies the facility with natural gas, which is transported across a lateral gas pipeline owned and operated by our affiliate, Calpine Texas Pipeline. As security for the performance of its transportation obligations, Calpine Texas Pipeline has granted the facility a security interest in the lateral pipeline.
      The facility interconnects to TXU Corp.’s transmission system and sells the power it generates to CES.
The Southeast (Carville, Columbia, Decatur, Morgan)
      We own 2,876 MW of estimated peak capacity (nominal 2,434 MW without peaking capacity) in the Southeast. Of this total 1,704 MW (nominal 1,515 MW without peaking capacity) is in operation in Alabama, 531 MW (nominal 455 MW without peaking capacity) is in operation in Louisiana, and 641 MW (nominal 464 MW without peaking capacity) is in operation in South Carolina.
      Carville Facility. The Carville facility is a nominal 455 MW natural gas-fired combined cycle cogeneration facility consisting of two combustion turbines, two HRSGs and a single steam turbine generator, with an estimated peak capacity of 531 MW. The facility is a QF and is located on a 40-acre site owned by the facility in St. Gabriel, Louisiana, adjacent to a styrene monomer manufacturing facility owned by Cos-Mar, Inc. (“Cos-Mar”). The facility commenced commercial operation in June 2003.
      CES supplies the facility with natural gas, which is transported through pipelines connected to Acadian Gas Pipeline System’s and Bridgeline Holdings, L.P.’s transportation system.
      The facility sells the power it generates to CES, Cos-Mar and Entergy. The facility delivers power to Cos-Mar and Entergy by means of the on-site interconnections.
      Columbia Facility. The Columbia facility is a nominal 464 MW natural gas-fired combined cycle power generation facility consisting of two combustion turbines, each with its own HRSG supplying steam to a single steam turbine generator. Three auxiliary boilers supplement the facility’s steam production capabilities. The facility has an estimated peak capacity of 641 MW and commenced commercial operation in March 2004.
      The facility is a QF and is located on a 24-acre site near Columbia, South Carolina, which we lease from Eastman Chemical Company (“Eastman”). The initial term of the lease expires in 2044 and, if both parties agree, the term may be extended. Either party may terminate the lease if the other party materially defaults on its obligations under the lease or, Eastman may terminate the lease if certain cross defaults occur with respect to certain other agreements between Eastman and the facility. If the facility materially breaches certain of its lease obligations or cross defaults, Eastman may, at its option, step-in and operate the facility. This step-in right is not subject to third-party security interests, including the interests securing the notes. In the event we decide to dispose of all or any part of our interest in the facility, Eastman must first be offered such interest.
      CES supplies the facility with natural gas, which is transported across intrastate pipeline systems owned and operated by South Carolina Pipeline Corporation and Southern Natural Gas Company, under both firm and interruptible transportation agreements.
      The facility interconnects with the South Carolina Electric and Gas Co. power transmission system and sells the power it generates to CES.
      Decatur Facility. The Decatur facility is a nominal 793 MW natural gas-fired combined cycle generating facility, with an estimated peak capacity of 852 MW. Phase I of the facility, consisting of two combustion turbines with HRSGs and a steam turbine generator, commenced commercial operation in June 2002. Phase II of the facility, consisting of one combustion turbine and an HRSG, commenced commercial operation in June 2003.
      The facility sells the power it generates to CES and to the Tennessee Valley Authority (“TVA”). The facility had an arrangement to sell certain of the power it generated to Solutia, which filed for protection from creditors pursuant to Chapter 11 of the bankruptcy code in December 2003. As a result, Solutia rejected certain of our contracts as executory contracts.
      The facility is currently a QF. However, Solutia, Inc. (“Solutia”), the Decatur facility’s steam host, is subject to a bankruptcy proceeding and recently rejected its steam sales agreement with the Decatur facility.

As a result, the facility does not satisfy the Federal Energy Regulatory Commission’s (“FERC”) operating and efficiency standards for QFs. The Decatur facility received a waiver of these operating and efficiency standards for calendar year 2004 and 2005. Solutia also rejected a facility lease addendum, which had allowed the Decatur facility to supply power to Solutia. CES has agreed to purchase the facility’s capacity pursuant to the Index Based Agreement. The Decatur facility has the right to file for EWG status, which would maintain Decatur’s exemption from Public Utility Holding Company Act of 1935, as amended (“PUHCA”) if it fails to maintain its QF status — for example if it cannot replace its steam host and is unable to obtain further waivers from FERC. In addition, if Decatur fails to maintain its QF status, it would need to apply for and be granted market-based rate authority from FERC to sell power at wholesale under the Index Based Agreement.
      The facility is located on a 20-acre site near Decatur, Alabama, which we lease from Solutia. The initial term of the lease expires in 2024, however, we have the right to extend the lease for up to three consecutive 15-year terms. Either party may terminate the lease if the other party materially defaults on its obligations under the lease, and Solutia may terminate the lease if certain cross defaults occur with respect to certain other agreements between Solutia and the facility.
      CES supplies the facility with natural gas, which is transported by means of the intrastate pipeline owned and operated by Enbridge Pipelines (Bamagas Intrastate) LLC (“Enbridge”), which interconnects with three interstate pipelines. Enbridge provides firm transportation rights to the facility.
      Morgan Facility. The Morgan facility is a nominal 722 MW natural gas-fired combined cycle generating facility, with an estimated peak capacity of 852 MW. Phase I of the facility, consisting of one combustion turbine generator and one HRSG, commenced commercial operation in January 2004. Phase II of the facility, consisting of two combustion turbine generators, two HRSGs and a steam turbine generator, commenced commercial operation in June 2003. The facility did not meet FERC’s efficiency requirements for QFs in the first period (April 2003 to April 2004). FERC granted a 12-month waiver on April 16, 2004 for the first period. Morgan has met the requirements to be a QF for the second period, calendar year 2004, however.
      The facility is located on a 17-acre site near Decatur, Alabama, which we lease from BP Amoco Chemical Company (“BP Amoco”). The initial term of the lease expires in 2033; however, we have the right to extend the lease for an additional term of up to 35 years.
      CES supplies the facility with natural gas, which is delivered to the facility from the Tennessee Gas and Texas Eastern Transmission interstate pipelines by means of a lateral pipeline owned and operated by Enbridge.
      The facility interconnects with TVA’s power transmission system and sells the power it generates to CES, BP Amoco and TVA.
Other (Oneta and Zion)
      We own 1,507 MW of estimated peak capacity (nominal 994 MW without peaking capacity) in our other regions, Oklahoma and Illinois. Of this total, 513 MW of peak capacity is in operation in Illinois and 994 MW (nominal 994 MW without peaking capacity) is in operation in Oklahoma.
      Oneta Facility. The Oneta facility is a nominal 994 MW natural gas-fired combined cycle generating facility, with an estimated peak capacity of 994 MW. Phase I of the facility, consisting of two combustion turbines, each with its own HRSG, and one steam turbine, commenced commercial operation in July 2002. Phase II of the facility, consisting of two more combustion turbines with HRSGs and another steam turbine, commenced commercial operation in June 2003. The facility is an EWG and is located on a 58-acre site that the facility owns near Coweta, Oklahoma.
      CES supplies the facility with natural gas, which is delivered to the facility through pipelines owned by Enogex, Inc. under agreements between CES and a subsidiary of Enogex. Natural gas is also delivered to the facility through pipelines owned by Oneok Gas Transportation, LLC. CES has certain arrangements with third parties related to the facility’s gas interconnection and transportation. As security for its performance under the Index Based Agreement, CES has granted the facility a security interest in these arrangements.

      The facility is interconnected to Public Service Company of Oklahoma’s power transmission system and sells the power it generates to CES. The facility has not obtained long-term firm electric transmission service; therefore all transmission service is currently short-term, on an hourly or daily basis.
      Zion Facility. The Zion facility is a 513 MW simple-cycle peaking generating facility. Phase I of the facility, consisting of two combustion turbines, commenced commercial operation in June 2002. Phase II of the facility, consisting of a third combustion turbine, commenced commercial operation in June 2003. The facility is an EWG and is located on a 114-acre site owned by the facility in Zion, Illinois.
      The facility purchased certain of its equipment from our wholly-owned subsidiary, CalGen Equipment Finance. CalGen Equipment Finance’s interest in this installment sale contract was pledged as part of the offering of the original notes. The facility is designed to permit the installation of additional generating units.
      The facility obtains natural gas and oil from and exclusively sells power, on demand, to the Wisconsin Electric Power Company (“WEPCo.”). Natural gas is transported across Natural Gas Pipeline Company of America’s pipeline system. When needed, oil is transported by tanker truck. The facility is interconnected to Commonwealth Edison Company’s power transmission system. The electrical and gas interconnection facilities were designed to support expansion of the facility to a nominal capacity of 825 MW.
STRATEGY
      As a wholly-owned subsidiary of Calpine, our strategy is closely linked to Calpine’s overall strategy, which includes an objective to become North America’s most efficient, cost competitive and environmentally friendly power company. Our natural gas-fired facilities, which have been built from 1999 to the present, use modern technology for competitive, fuel-efficient operations to meet the most stringent environmental and regulatory requirements.
      We will continue to focus on maximizing the value of our power generation facilities through the following actions:

•	Continuing to operate our facilities with a focus on reliability and low operating costs

•	Continuing to achieve economic efficiencies by applying a system-approach to managing our facilities where possible

•	Continuing to mitigate certain risks related to fuel procurement, operations and maintenance services, availability and commodity price volatility through our relationship with CES

•	Pursuing opportunities to increase the percentage of our revenue from longer-term power contracts
      We believe that our regional strengths and overall size provides greater dispatch flexibility and creates certain efficiencies for procurement, operations and maintenance. In addition, operating in different power markets limits our exposure to regulatory, fuel procurement and spark spread risks specific to certain markets. A substantial portion of our cash flow is based on revenues generated under the Fixed Price and Index Based Agreements which mitigates our exposure to natural gas and power price fluctuations.
GOVERNMENT REGULATION
      We are subject to complex and stringent energy, environmental and other governmental laws and regulations at the federal, state and local levels in connection with the development, ownership and operation of our energy generation facilities. Federal laws and regulations govern transactions by electric and gas utility companies, the types of fuel which may be utilized by an electricity generating plant, the type of energy which may be produced by such a plant, the ownership of a plant, and access to and service on the transmission grid. In most instances, public utilities that serve retail customers are subject to rate regulation by the state’s related utility regulatory commission. A state utility regulatory commission is often primarily responsible for determining whether a public utility may recover the costs of wholesale electricity purchases or other supply procurement-related activities through the retail rates the utility charges its customers. The state utility regulatory commission may, from time to time, impose restrictions or limitations on the manner in which a public utility may transact with wholesale power sellers, such as independent power producers. Under certain circumstances where specific exemptions are otherwise unavailable, state utility regulatory commissions may have broad jurisdiction over non-utility electric power plants. Energy producing facilities also are subject to federal, state and local laws and administrative regulations which govern the emissions and other substances produced, discharged or disposed of by a plant and the geographical location, zoning, land use and operation of a plant. Applicable federal environmental laws typically have both state and local enforcement and implementation provisions. These environmental laws and regulations generally require that a wide variety of permits and other approvals be obtained before the commencement of construction or operation of an energy producing facility and that the facility then operate in compliance with such permits and approvals.
      In light of the circumstances in California, the Pacific Gas and Electric Company (“PG&E”) bankruptcy and the Enron Corp. (“Enron”) bankruptcy, among other events in recent years, there are a number of federal legislative and regulatory initiatives that could result in changes in how the energy markets are regulated. We do not know whether these legislative and regulatory initiatives will be adopted or, if adopted, what form they may take. We cannot provide assurance that any legislation or regulation ultimately adopted would not adversely affect our existing projects.
Federal Energy Regulation

Public Utility Regulatory Policies Act
      PURPA and the regulations adopted thereunder by FERC provide certain incentives for cogeneration facilities and small power production facilities, which satisfy FERC’s criteria for qualifying facility (“QF”) status. First, FERC’s implementing regulations exempt most QFs from the PUHCA, many provisions of the Federal Power Act (“FPA”), and state laws concerning rate, financial, and organizational regulation. These exemptions are important to us and our competitors. Second, FERC’s regulations require that electric utilities purchase electricity generated by QFs at a price based on the purchasing utility’s avoided cost, and that the utility sell back-up power to the QF on a non-discriminatory basis. FERC’s regulations define “avoided costs” as the incremental costs to an electric utility of electric energy or capacity, or both, which, but for the purchase from QFs, such utility would generate itself or purchase from another source.
      To be a QF, a cogeneration facility must produce electricity and useful thermal energy for an industrial or commercial process or heating or cooling applications in certain proportions to the facility’s total energy output, and must meet certain efficiency standards. No more than 50% of the equity of a QF can be owned by one or more electric utilities or their affiliates.
      We believe that each of our facilities which operates as a QF meets or will meet the requirements for QF status. Certain factors necessary to maintain QF status are, however, subject to the risk of events outside our control. For example, our Decatur facility has temporarily been rendered incapable of meeting such requirements due to the loss of their thermal energy customer and we have obtained limited waivers (for up to two years) of the applicable QF requirements from FERC. We cannot provide assurance that such waivers will in every case be granted. During any such waiver period, we would seek to replace the thermal energy customer or find another use for the thermal energy which meets PURPA’s requirements, but no assurance can be given that these remedial actions would be available.
      As a wholly-owned subsidiary of Calpine, we are subject to certain risks of losing our QF status. For example, if one of Calpine’s facilities (including a CalGen facility) should lose its QF status, the facility would no longer be entitled to the exemptions from PUHCA and the FPA. Loss of QF status could also trigger certain rights of termination under the facility’s power sales agreement, could subject the facility to rate regulation as a public utility under the FPA and state law, and could result in Calpine inadvertently becoming an electric utility holding company by owning more than 10% of the voting securities of, or controlling, a public utility company that would no longer be exempt from PUHCA. If Calpine loses the PUHCA exemption, it could cause all of Calpine’s remaining QFs to lose their respective QF status, because no more than 50% of a QF’s equity may be owned by such electric utility holding companies. Loss of QF status may also trigger defaults under covenants to maintain QF status in the projects’ power sales agreements, steam sales agreements and financing agreements and may result in termination, penalties or acceleration of indebtedness under such agreements.
      Under Section 32 of PUHCA, the owner of a facility can become an Exempt Wholesale Generator (“EWG”) if the owner is engaged directly, or indirectly through one or more affiliates, and exclusively in the business of owning and/or operating an eligible electric generating facility and all of the facility’s output is sold at wholesale for resale rather than directly to end users. As an EWG, the owner of the eligible generating facility is exempt from PUHCA even if the generating facility does not qualify as a QF. Therefore, another possible response to the loss or potential loss of QF status would be to apply to have the facility’s owner qualify as an EWG. However, assuming this changed status would be permissible under the terms of the applicable power sales agreement, rate approval from FERC would be required. In addition, the facility would be required to cease selling electricity to any retail electric customers (such as the thermal energy customer) to retain its EWG status.

Public Utility Holding Company Regulation
      Under PUHCA, any corporation, partnership or other defined entity which owns or controls 10% or more of the outstanding voting securities of a public utility company, or a company which is a holding company for a public utility company, is subject to registration with the Securities and Exchange Commission (“SEC”) and regulation under PUHCA, unless eligible for an exemption or unless an appropriate application is filed with, and an order is granted by, the SEC declaring the applicant not to be a holding company. A holding company of a public utility company that is subject to registration is required by PUHCA to limit its utility operations to a single integrated utility system and to divest any other operations not functionally related to the operation of that utility system. Approval by the SEC is required for nearly all important financial and business transactions to be conducted by a registered holding company. Under PURPA, most QFs are exempt from regulation under PUHCA.
      The Energy Policy Act of 1992, among other things, amends PUHCA to allow EWGs, under certain circumstances, to own and operate non-QF electric generating facilities without subjecting those producers to registration or regulation under PUHCA. The effect of such amendments has been to enhance the development of non-QFs which do not have to meet the fuel, production and ownership requirements of PURPA. We believe that these amendments benefit us by expanding our ability to own and operate facilities that do not qualify for QF status. However, the creation of an EWG class of generators has also resulted in increased competition by allowing utilities and their affiliates to develop such facilities which are not subject to the constraints of PUHCA.

Federal Natural Gas Transportation Regulation
      We have an ownership interest in 13 gas-fired power plants in operation and one gas-fired power plant under construction. The cost of natural gas is ordinarily the largest expense of a gas-fired project and is critical to the project’s economics. The risks associated with using natural gas can include the need to arrange gathering, processing, extraction, blending, and storage, as well as transportation of the gas from great distances; the possibility of interruption of the gas supply or transportation (depending on the quality of the gas reserves purchased or dedicated to the project, the financial and operating strength of the gas supplier, whether firm or non-firm transportation is purchased and the operations of the gas pipeline); and obligations to take a minimum quantity of gas and pay for it (i.e., take-and-pay obligations).
      Pursuant to the Natural Gas Act, FERC has jurisdiction over the transportation and storage of natural gas in interstate commerce. With respect to most transactions that do not involve the construction of pipeline facilities, regulatory authorization can be obtained on a self-implementing basis. However, interstate pipeline rates and terms and conditions for such services are subject to continuing FERC oversight.

Federal Power Act Regulation
      Under the Federal Power Act (“FPA”), FERC is authorized to regulate the transmission of electric energy and the sale of electric energy at wholesale in interstate commerce. Unless otherwise exempt, any person that owns or operates facilities used for such purposes is a public utility subject to FERC jurisdiction. FERC regulation under the FPA includes approval of the disposition of FERC-jurisdictional utility property, authorization of the issuance of securities by public utilities, regulation of the rates, terms and conditions for the transmission or sale of electric energy at wholesale in interstate commerce, the regulation of interlocking directorates, and the imposition of a uniform system of accounts and reporting requirements for public utilities.
      FERC regulations implementing PURPA provide that a QF is exempt from regulation under the foregoing provisions of the FPA. An EWG is not exempt from the FPA and therefore an EWG that makes sales of electric energy at wholesale in interstate commerce is subject to FERC regulation as a public utility. However, many of the regulations which customarily apply to traditional public utilities have been waived or relaxed for EWGs and other non-traditional public utilities that can demonstrate that they cannot exercise market power. Upon making the necessary showing, EWGs meeting FERC’s requirements are granted authorization to charge market-based rates, blanket authority to issue securities, and waivers of certain FERC requirements pertaining to accounts, reports and interlocking directorates. The granting of such authorities and waivers is intended to implement FERC’s policy to foster a more competitive wholesale power market.
      Many of our generating projects are or will be operated as QFs and therefore are or will be exempt from FERC regulation under the FPA. However, our Decatur facility will be an EWG, which is or will be subject to FERC jurisdiction under the FPA. Several of our facilities have been granted certain waivers of FERC regulations available to non-traditional public utilities; however, we cannot assure that such authorities or waivers will not be revoked for these affiliates or will be granted in the future to other affiliates.

Federal Open Access Electric Transmission Regulation
      In 1996, FERC issued Order Nos. 888 and 889, introducing competitive reforms and increasing access to the electric power grid. Order No. 888 required the “functional unbundling” of transmission and generation assets by the transmission-owning utilities subject to its jurisdiction. Under Order No. 888, the jurisdictional transmission-owning utilities, and many non-jurisdictional transmission owners (through reciprocity requirements), were required to adopt FERC’s pro forma open access transmission tariff establishing terms of non-discriminatory transmission service. Order No. 889 required transmission-owning utilities to provide the public with an electronic system for buying and selling transmission capacity in transactions with the utilities and abide by specific standards of conduct when using their transmission systems to make wholesale sales of power. In addition, these orders established the operational requirements of Independent System Operators (“ISO”), which are entities that have been given authority to operate the transmission assets of certain jurisdictional and non-jurisdictional utilities in a particular region. The interpretation and application of the requirements of Order Nos. 888 and 889 continues to be refined through subsequent FERC proceedings. These orders have been subject to review, and those parts of the orders that have been the subject of judicial appeals have been affirmed, in large part, by the courts.
      In addition to its Open Access efforts under Order Nos. 888 and 889, our business can be affected by a variety of other FERC policies and proposals, including Order No. 2000, issued in December 1999, which was designed to encourage the voluntary formation of Regional Transmission Organizations; a proposed “Standard Market Design,” issued in July 2002 under which the allocation of transmission capacity, the dispatch of generation in light of transmission constraints, the coordination of transmission upgrades and allocation of associated costs, and other issues would be addressed through a set of standard rules; and Order No. 2003, issued in July 2003, which established uniform procedures for generator interconnection to the transmission grid. All of these policies and proposals continue to evolve, and FERC may amend or revise them, or may introduce new policies or proposals, in the future. In addition, such policies and proposals, in their final form, would be subject to potential judicial review. The impact of such policies and proposals on our business is uncertain and cannot be predicted at this time.

Western Energy Markets
      There was significant price volatility in both wholesale electricity and gas markets in the Western United States for much of calendar year 2000 and extending through the second quarter of 2001. Due to a number of factors, including drier than expected weather, which led to lower than normal hydro-electric capacity in California and the Northwestern United States, inadequate natural gas pipeline and electric generation capacity to meet higher than anticipated energy demand in the region, the inability of the California utilities to manage their exposure to such price volatility due to regulatory and financial constraints, and evolving market structures in California, prices for electricity and natural gas were much higher than anticipated. A number of federal and state investigations and proceedings were commenced to address the crisis.
      There are currently a number of proceedings pending at FERC which were initiated as a direct result of the price levels and volatility in the energy markets in the Western United States during this period. Many of these proceedings were initiated by buyers of wholesale electricity seeking refunds for purchases made during this period or the reduction of price terms in contracts entered into at this time. Calpine has been a party to some of these proceedings. As part of certain proceedings, FERC has ordered the implementation of certain measures for wholesale electricity markets in California and the Western United States, including, the implementation of price caps on the day ahead or real-time prices for electricity and a continuing obligation of electricity generators to offer uncommitted generation capacity to the California Independent System Operator. FERC is continuing to investigate the causes of the price volatility in the Western United States during this period. It is uncertain at this time when these proceedings and investigations at FERC will conclude or what will be the final resolution thereof.
      Other federal and state governmental entities have and continue to conduct various investigations into the causes of the price volatility in the energy markets in the Western United States during 2000-2001. It is uncertain at this time when these investigations will conclude or what the results may be. The impact on our business of the results of the investigations cannot be predicted at this time.
State Regulation
      State public utility commissions (“PUCs”) have historically had broad authority to regulate both the rates charged by, and the financial activities of, electric utilities operating in their states and to promulgate regulation for implementation of PURPA. Since a power sales agreement becomes a part of a utility’s cost structure (generally reflected in its retail rates), power sales agreements with independent electricity producers, such as EWGs, are potentially under the regulatory purview of PUCs and in particular the process by which the utility has entered into the power sales agreements. If a PUC has approved the process by which a utility secures its power supply, a PUC is generally inclined to authorize the purchasing utility to pass through to the utility’s retail customers the expenses associated with a power purchase agreement with an independent power producer. However, a regulatory commission under certain circumstances may not allow the utility to recover through retail rates its full costs to purchase power from a QF or an EWG. In addition, retail sales of electricity or thermal energy by an independent power producer may be subject to PUC regulation depending on state law. Independent power producers which are not QFs under PURPA, or EWGs pursuant to the Energy Policy Act of 1992, are considered to be public utilities in many states and are subject to broad regulation by a PUC, ranging from requirement of certificate of public convenience and necessity to regulation of organizational, accounting, financial and other corporate matters. Because all of our facilities are either QFs or EWGs, none are currently subject to such regulation. However, states may also assert jurisdiction over the sitting and construction of electricity generating facilities including QFs and EWGs. In California, for example, the PUC has been required by statute to adopt and enforce maintenance and operation standards for generating facilities “located in the state,” including EWGs but excluding QFs, for the purpose of ensuring their reliable operation. The adopted standards are now in effect.
      State PUCs also have jurisdiction over the transportation of natural gas by local distribution companies (“LDCs”). Each state’s regulatory laws are somewhat different; however, all generally require the LDC to obtain approval from the PUC for the construction of facilities and transportation services if the LDCs generally applicable tariffs do not cover the proposed transaction. LDC rates are usually subject to continuing PUC oversight.
Environmental Regulations
      The construction and operation of power projects are subject to extensive federal, state and local laws and regulations adopted for the protection of the environment and to regulate land use. The laws and regulations applicable to us primarily involve the discharge of emissions into the water and air and the use of water, but can also include wetlands preservation, endangered species, hazardous materials handling and disposal, waste disposal and noise regulations. These laws and regulations in many cases require a lengthy and complex process of obtaining licenses, permits and approvals from federal, state and local agencies.
      Noncompliance with environmental laws and regulations can result in the imposition of civil or criminal fines or penalties. In some instances, environmental laws also may impose clean-up or other remedial obligations in the event of a release of pollutants or contaminants into the environment. The following federal laws are among the more significant environmental laws as they apply to us. In most cases, analogous state laws also exist that may impose similar, and in some cases more stringent, requirements on us as those discussed below.

Clean Air Act
      The Federal Clean Air Act of 1970 (“the Clean Air Act”) provides for the regulation, largely through state implementation of federal requirements, of emissions of air pollutants from certain facilities and operations. As originally enacted, the Clean Air Act sets guidelines for emissions standards for major pollutants (i.e., sulfur dioxide and nitrogen oxide) from newly built sources. In late 1990, Congress passed the Clean Air Act Amendments (“the 1990 Amendments”). The 1990 Amendments attempt to reduce emissions from existing sources, particularly previously exempted older power plants. We believe that all of our operating plants and relevant oil and gas related facilities are in compliance with federal performance standards mandated under the Clean Air Act and the 1990 Amendments.

Clean Water Act
      The Federal Clean Water Act (the “Clean Water Act”) establishes rules regulating the discharge of pollutants into waters of the United States. We are required to obtain wastewater and storm water discharge permits for wastewater and runoff, respectively, from certain of our facilities. We believe that we are in material compliance with applicable discharge requirements of the Clean Water Act.

Safe Drinking Water Act
      Part C of the Safe Water Drinking Act (“SWDA”) mandates the underground injection control (“UIC”) program. The UIC regulates the disposal of wastes by means of deep well injection. Deep well injection is a common method of disposing of saltwater, produced water and other oil and gas wastes. We believe that we are in material compliance with applicable UIC requirements of the SWDA.

Resource Conservation and Recovery Act
      The Resource Conservation and Recovery Act (“RCRA”) regulates the generation, treatment, storage, handling, transportation and disposal of solid and hazardous waste. We believe that we are exempt from solid waste requirements under RCRA.

Comprehensive Environmental Response, Compensation, and Liability Act
      The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (“CERCLA” or “Superfund”), requires cleanup of sites from which there has been a release or threatened release of hazardous substances and authorizes the United States Environmental Protection Agency to take any necessary response action at Superfund sites, including ordering potentially responsible parties (“PRPs”)

liable for the release to take or pay for such actions. PRPs are broadly defined under CERCLA to include past and present owners and operators of, as well as generators of wastes sent to, a site. As of the present time, we are not subject to liability for any Superfund matters. However, we generate certain wastes, including hazardous wastes, and send certain of our wastes to third party waste disposal sites. As a result, there can be no assurance that we will not incur liability under CERCLA in the future.
EMPLOYEES
      As of December 31, 2004 and 2003, we had no employees of our own. See Item  I. Business, Company Overview for relationships with affiliated companies, which supply services to the Company.
SUMMARY OF KEY EVENTS
Finance
      On March 23, 2004, CalGen, formerly Calpine Construction Finance Company II, LLC (“CCFC II”), completed its offering of secured term loans and secured notes. As expected, we realized net total proceeds from the offerings (after payment of transaction fees and expenses, including the fee payable to Morgan Stanley in connection with an Index Hedge) of approximately $2.4 billion. The offerings included:

Amount	Description	Interest Rate

$235.0 million	First Priority Secured Floating Rate Notes Due 2009	LIBOR plus 375 basis points
$640.0 million	Second Priority Secured Floating Rate Notes Due 2010	LIBOR plus 575 basis points
$680.0 million	Third Priority Secured Floating Rate Notes Due 2011	LIBOR plus 900 basis points
$150.0 million	Third Priority Secured Notes Due 2011	11.50%
$600.0 million	First Priority Secured Term Loans due 2009	LIBOR plus 375 basis points(1)
$100.0 million	Second Priority Secured Term Loans due 2010	LIBOR plus 575 basis points(2)

(1)	We may also elect a Base Rate plus 275 basis points.

(2)	We may also elect a Base Rate plus 475 basis points.
      The secured term loans and secured notes described above in each case are secured, through a combination of pledges of the equity interests in CalGen and its first tier subsidiary, CalGen Expansion Company, liens on the assets of CalGen’s power generating facilities (other than its Goldendale facility) and related assets located throughout the United States. The lenders’ recourse is limited to such security and none of the indebtedness is guaranteed by Calpine. Net proceeds from the offerings were used to repay amounts outstanding under the $2.5 billion CCFC II revolving construction credit facility (the “Construction Facility”), which was scheduled to mature in November 2004, and to pay fees and transaction costs associated with the refinancing. Concurrently with this refinancing, we amended and restated the CCFC II credit facility (as amended and restated, the “Revolving Credit Facility”) to reduce the commitments under the facility to $200.0 million and extend its maturity to March 2007. Interest under the Revolving Credit Facility equals LIBOR plus 350 basis points (or, at our election, the Base Rate plus 250 basis points). Outstanding indebtedness and letters of credit under the newly issued notes and term loans at December 31, 2004 and at the refinancing date totaled approximately $190.0 and $1.9 million, respectively. Outstanding indebtedness and letters of credit under the Construction Facility at December 31, 2003 totaled approximately $2.3 billion. See “— Summary of Key Events” for additional information.

      Ratings of new issuances by CalGen and certain of its wholly-owned subsidiaries:

Date	Description

5/17/04	Moody’s assigns a BB rating on $640 million Second Priority Secured Floating Rate Notes, B rating on $235 million First Priority Secured Floating Rate Notes, BBB rating on $680 million Third Priority Secured Floating Rate Notes, BBB rating on $150 million 11.5% Third Priority Secured Notes, B rating on $600 million First Priority Term Loan, B rating on $200 million First Priority Credit Facility, and a BB rating on $100 million Second Priority Term Loan.

3/22/04	Standard & Poor’s assigns a B rating on $100 million floating rate Second Priority Term Loan, CCC+ rating on $150 million 11.5% Third Priority Secured Notes, B+ on $235 million First Priority Secured Floating Rate Notes, B+ on $600 million First Priority Term Loan, B on $640 million Second Priority Secured Floating Rate Notes, and CCC+ on $680 million Third Priority Secured Floating Rate Notes.

Item 2.	Properties
      Our principal executive office located in San Jose, California is provided by our parent, Calpine, and held by Calpine under leases that expire through 2014.
      We either lease or own the land upon which our power-generating facilities are built. We believe that our properties are adequate for our current operations. A description of our power-generating facilities is included under Item 1. “Business.”

Item 3.	Legal Proceedings
      See Note 11 of the Notes to Consolidated Financial Statements for a description of our legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders
      Not applicable.
PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters
      Calpine Generating Company, LLC’s membership units are all owned indirectly by Calpine Corporation.

Item 6.	Selected Financial Data
Selected Consolidated Financial Data

	Years Ended December 31,

	2004	2003	2002	2001	2000 (1)

	(In millions)
Consolidated Statement of Operations data:
Total revenue	$1,708.3	$1,159.4	$544.0	$41.7	$—
Loss before cumulative effect of a change in accounting principle	(58.1)	(192.5)	(150.1)	(7.4)	(3.0)
Cumulative effect of a change in accounting principle	—	(0.2)	—	—	—
Net loss	(58.1)	(192.7)	(150.1)	(7.4)	(3.0)

	As of December 31,

	2004	2003	2002	2001	2000

Consolidated Balance Sheet data:
Total assets	$6,638.7	$6,658.4	$6,339.4	$5,406.7	$1,514.1
Short-term debt	0.2	2,200.5	0.1	—	—
Long-term debt	2,397.4	4,617.6	6,226.8	4,962.3	1,283.2

(1)	Period from inception (August 31, 2000 through December 31, 2000)
Selected Operating Information

	Years Ended December 31,

	2004	2003	2002	2001	2000

	(Dollars in millions, except production and pricing data)
Power Plants:
Electricity and steam (“E&S”) revenues:
Related party	$1,258.1	$779.2	$388.6	$18.3	$—
Other	452.8	369.2	152.1	22.0	—

Subtotal	1,710.9	1,148.4	540.7	40.3
Spread on sales of purchased power	(0.1)	(4.7)	—	—	—

Adjusted electricity and steam revenues	1,710.8	1,143.7	540.7	40.3	—
Megawatt hours produced	28,241	26,048	16,496	1,574	—
All-in electricity price per megawatt hour generated	$60.58	$43.91	$32.78	$25.60	$—

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview
      Calpine Generating Company, LLC (“CalGen”) is a Delaware limited liability company and an indirect wholly owned subsidiary of Calpine Corporation (“Calpine” or the “Parent”). We are engaged, through our subsidiaries, in the construction, ownership and operation of electric power generation facilities and the sale of energy, capacity and related products in the United States of America. We indirectly own 14 power generation facilities (the “projects” or “facilities”) that are expected to have an aggregate combined estimated peak capacity of 9,834 MW (nominal 8,425 MW without peaking capacity), including our Pastoria facility which is currently under construction. Our aggregate combined estimated peak capacity represents approximately 30.6% of Calpine’s 32,149 MW of aggregate estimated peak capacity in operation and under construction. Thirteen of our facilities are natural gas-fired combined cycle facilities, and our Zion facility is a natural gas-fired simple cycle facility. Thirteen of our facilities are currently operating and have an aggregate estimated peak capacity of 9,065 MW.
      Our revenues are generated from the sale of electrical capacity and energy together with a by product, steam, through a series of agreements with third parties and through the Fixed Price and Index Based Agreements with CES. In connection with our refinancing on March 23, 2004, we entered into the Fixed Price and Index Based Agreements with CES. Previously, CES had purchased most of the available capacity and energy of our facilities, including ancillary services and other generation-based products and services, at negotiated internal transfer prices agreed upon when the various facilities commenced operations. In addition, CES supplied substantially all fuel requirements to the facilities, also at negotiated internal transfer prices. Under the Fixed Price and Index Based Agreements, CES purchases a portion of our energy at a fixed price and all of our remaining energy (after sales pursuant to our third-party agreements) at floating prices based on day-ahead energy and gas prices. See Item 1. “Business — Principal Agreements.”

      On March 23, 2004, CalGen issued $2.4 billion in secured term loans and debt securities (the “2004 Refinancing”) to replace the $2.5 billion credit facility we entered into in October 2000 (the “Construction Facility”). The new debt securities were issued in various traunches and except for the Third Priority Secured Notes Due 2011, carry a floating interest rate based on LIBOR plus a spread. The Third Priority Secured Notes Due 2011 carry a fixed interest rate of 11.5%.
      Concurrently with the 2004 Refinancing, CalGen entered into an agreement for a $200 million revolving credit facility (the “Revolving Credit Facility”) with a group of banks led by The Bank of Nova Scotia and a $750 million unsecured subordinated working capital facility (the “Working Capital Facility”) with CalGen Holdings, Inc., our sole member. The working capital facility is guaranteed by Calpine and may only be drawn in limited circumstances. In addition, CalGen had previously received additional financing from Calpine in the form of subordinated debt (the “Subordinated Parent Debt”). Effective March 23, 2004, Calpine converted the Subordinated Parent Debt, totaling approximately $4.4 billion, to equity in a non-cash capital contribution.
Results of Operations
      Our revenues are generated from the following sources:

•	the sale of approximately 1,049 MW of electrical capacity and energy as well as steam to third parties under several long-term agreements and the sale of RMR services to the California Independent System Operator Corporation (“CAISO”);

•	the sale of 500 MW of on-peak capacity from our Delta and Los Medanos facilities, at a fixed price, to CES through December 31, 2009;

•	the sale of off-peak, peaking and power augmentation products to CES at a fixed price through December 31, 2013;

•	the sale of the remaining on-peak portion of our output (net of sales to third parties and sales to CES as described above) to CES at a floating spot price that reflects the positive (if any, but never negative) difference between day-ahead power prices and day-ahead gas prices using indices chosen to approximate the actual power price that would be received and the actual gas price that would be paid in the market relevant for each facility, pursuant to the Index Based Agreement; and

•	payments to CalGen under a three-year Index Hedge with Morgan Stanley Capital Group, Inc. (“Morgan Stanley Capital Group”). The Index Hedge provides for semi-annual payments to CalGen by Morgan Stanley Capital Group equal to the amount, if any, by which the “Aggregate Spark Spread Amount” calculated under the Index Hedge (which approximates the aggregate “Spark Spread Amount” calculated under the Index Based Agreement) falls below $50.0 million in each six-month period during the term of the Index Hedge. The Aggregate Spark Spread Amount equals the sum over each such six-month period of the individual facilities’ “Daily On-Peak Spark Spread Amounts” calculated under the Index Hedge.
      Prior to the 2004 Refinancing, for those fuel contracts where the title of fuel did not transfer to CalGen, the related power sales agreements were accounted for as tolling agreements, and the associated fuel costs were presented as a reduction of the related power revenues. The new contracts executed with CES on March 23, 2004 are not considered to be tolling agreements since title to the gas transfers, and as such, the projects record gross revenue and fuel expense.
      On May 21, 2004 and September 17, 2004, Columbia Energy Center and Goldendale Energy Center, respectively, commenced commercial operations. The Columbia facility is a 455-megawatt combined cycle energy center located in Columbia, South Carolina. The Goldendale facility is a 271-megawatt combined-cycle energy center located in Goldendale, Washington. Assets associated with these two facilities were transferred from construction in progress to building, machinery and equipment upon completion and commencement of operations.
      The financial results discussed below reflect past performance of the projects that have commenced commercial operation and are not expected to be indicative of future results. As discussed above, in March

2004, we entered into new contractual arrangements that are expected to materially change our revenues and expenses for periods after such date. In addition, in the past, our business had been focused on the development and construction of power facilities. With the exception of the Pastoria facility, we have now completed development and construction of the facilities.
Year Ended December 31, 2004 compared to Year Ended December 31, 2003
(in millions, except for unit pricing information, percentages and MW volumes); in the comparative tables below, increases in revenue/income or decreases in expense (for favorable variances) are shown without brackets. Decreases in revenue/income or increase in expense (unfavorable variances are shown with brackets).

Revenue

	2004	2003	$ Change	% Change

Electricity and steam revenue — related party	$1,258.1	$779.2	$478.9	61.5%
Electricity and steam revenue — third-party	452.8	369.2	83.6	22.6%
Mark-to-market activity, net	(9.1)	—	(9.1)	(100.0)%
Sale of purchased power	3.2	7.7	(4.5)	(58.4)%
Other revenue	3.3	3.3	—	—

Total revenue	$1,708.3	$1,159.4	$548.9	47.3%

      Electricity and steam revenue increased as we completed construction and brought into operation the Goldendale and Columbia baseload power plants during September 2004 and May 2004, respectively, and brought into operation the expansion of the Morgan baseload power plant in January 2004. Electricity and steam revenue also increased as we completed construction and brought into operation the Morgan and Carville baseload power plants during July 2003 and June 2003, respectively, and brought into operation the expansion of the Decatur, Oneta and Zion baseload power plants all during June 2003. Average megawatts in operation of our consolidated plants increased by 25.2% to 8,084 MW while generation increased by 8.7% to 28,211 MW. The increase in generation lagged behind the increase in average MW in operation as our baseload capacity factor dropped to 39.7% in 2004 from 45.9% in 2003 primarily because of unattractive margins in the merchant market reflecting near-term over-supply conditions. Our projects in the Southeast experienced an average baseload capacity factor of 11.6% in 2004. The overall increase in revenue was due to an increase in generation combined with the increase in average pricing, which increased 38.4% as average realized electricity prices increased to $60.58/ MWh in 2004 from $43.91/ MWh in 2003, primarily because of the new contractual agreements in 2004 which were no longer tolling arrangements as in 2003.

	2004	2003	$ Change	% Change

Realized (loss) on derivative instruments, net	$(5.6)	$—	$(5.6)	(100.0)%
Unrealized (loss) on derivative instruments, net	(3.5)	—	(3.5)	(100.0)%

Mark-to-market activity, net	$(9.1)	$—	$(9.1)	(100.0)%

      To manage forward exposure to price fluctuations, the Company entered into a three-year Index Hedge with Morgan Stanley Capital Group (“MSCG”). The Index Hedge provides for semi-annual payments to the Company if the aggregate spark spread amount calculated under the Index Hedge for any six-month period during the term of the Index Hedge is less than $50.0 million. No payments have been made under the Index Hedge to date. Realized loss on derivative instruments is accounted for in accordance with EITF 02-03, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities” and represents the amortization of the excess of the amount paid for the Index Hedge over its internally calculated fair value at the date of purchase. Unrealized loss represents changes in the value of the Index Hedge.

Cost of Revenue

	2004	2003	$ Change	% Change

Plant operating expense	$178.6	$131.6	$(47.0)	(35.7)%
      Plant operating expense increased as we completed construction and brought into operation the Goldendale and Columbia baseload power plants and brought into operation the expansion of the Morgan baseload power plant in 2004. Plant operating expense also increased as we completed construction and brought into operation the Morgan and Carville baseload power plants and brought into operation the expansion of the Decatur, Oneta and Zion baseload power plants in 2003. Expressed per MWh of generation, plant operating expense increased from $5.05/ MWh to $6.32/ MWh as we experienced a drop in the baseload capacity factor from 45.9% in 2003 to 39.7% in 2004.

	2004	2003	$ Change	% Change

Purchased power expense	$3.3	$12.4	$9.1	$73.4%
      Purchased power expense decreased due to outages at our Channel and Corpus Christi facilities in 2003. Channel experienced a shorter outage in 2004.

	2004	2003	$ Change	% Change

Fuel expense	$1,186.2	$770.2	$(416.0)	(54.0)%
      As noted above we completed construction and brought into operation the Goldendale and Columbia baseload power plants and brought into operation the expansion of the Morgan baseload power plant in 2004. Additionally, we completed construction and brought into operation the Morgan and Carville baseload power plants and brought into operation the expansion of the Decatur, Oneta and Zion baseload power plants in 2003. Our generation increased by 8.7% as a result. Fuel expense increased in 2004 due to this increase in gas-fired megawatt hours generated and because of a 40.8% increase in gas prices.

	2004	2003	$ Change	% Change

Depreciation and amortization expense	$151.7	$121.0	$(30.7)	(25.4)%
      Depreciation and amortization expense increased due to the additional capacity brought on line as explained above.

Other (Income)/ Expenses

	2004	2003	$ Change	% Change

Sales, general and administrative expense	$11.5	$5.6	$(5.9)	(105.4)%
      Sales, general and administrative expense increased in 2004 due to the operation of new plants and increases in information technology costs and other administrative expenses. In addition, the increase is the result of increased accounting and related fees of $1.6 million associated with our refinancing in March 2004. Sales, general and administrative expense expressed per MWh of generation increased to $0.40/ MWh in 2004 from $0.22/MWh in 2003.

	2004	2003	$ Change	% Change

Other operating expense	$3.8	$0.2	$(3.6)	(1,800.0)%
      In 2004, the Company terminated its long-term service agreement at Los Medanos resulting in a cancellation charge of $3.8 million. Calpine indemnifies the Company for all costs associated with the cancellation of these agreements.

	2004	2003	$ Change	% Change

Interest expense, related party	$72.2	$255.7	$183.5	71.8%
Interest expense, third-party	160.8	57.0	(103.8)	(182.1)%

Total interest expense	$233.0	$312.7	$79.7	25.5%

      Interest expense, related party decreased primarily due to the refinancing which occurred in March 2004. At the time of this refinancing, the Subordinated Parent Debt was converted to equity by the Parent in a non-cash capital contribution. Partially offsetting the decrease in related party interest expense was an increase in third-party interest expense. This increase is primarily due to the CalGen project debt, which replaced the CCFCII revolving construction credit facility (the “Construction Facility”) in March 2004. This debt accrued interest at a weighted average of approximately 8.6% during 2004 compared with a weighted average interest rate of 2.6% on the Construction Facility. In addition, $11.0 million of the increase is due to the new plants entering commercial operations at which time capitalization of interest expense ceased and interest expense commenced.

	2004	2003	$ Change	% Change

Interest income	$2.5	$2.1	$0.4	19.0%
      Interest income increased primarily at Columbia Energy Center where it increased by $1.1 million due to the origination of a note receivable in May 2004 with the steam host, Eastman. This increase was partially offset by a decrease of $0.6 million at Delta due to a decrease in cash balances that bear interest.

	2004	2003	$ Change	% Change

Other expense, net	$0.9	$0.2	$(0.7)	(350.0)%
      Other expense, net increased primarily due to a $1.3 million increase in letter of credit fees at the Zion, Columbia and Decatur Energy Centers. This increase was partially offset by approximately $0.8 million of income related to the cancellation of a capacity contract at Corpus Christi.
Year Ended December 31, 2003 compared to Year Ended December 31, 2002 (in millions, except for unit pricing information, percentages and MW volumes); in the comparative tables below, increases in revenues/income or decreases in expense (favorable variance) are show without brackets. Decreases in revenue/income or increases in expense (unfavorable variances) are shown with brackets).

Revenue

	2003	2002	$ Change	% Change

Electricity and steam revenue — related party	$779.2	$388.6	$390.6	100.5%
Electricity and steam revenue — third-party	369.2	152.1	217.1	142.7%
Sale of purchased power	7.7	—	7.7	100.0%
Other revenue	3.3	3.3	—	—

Total electric generation and marketing revenue	$1,159.4	$544.0	$615.4	113.1%

      Electricity and steam revenue increased as we completed construction and brought into operation the Morgan and Carville baseload power plants during July 2003 and June 2003, respectively, and brought into operation the expansion of the Decatur, Oneta and Zion baseload power plants all during June of 2003. Electricity and steam revenue also increased as we completed construction and brought into operation the Delta, Baytown, Freestone and Decatur baseload power plants all during June 2002 and brought into operation the Corpus Christi, Oneta and Zion baseload power plants during October 2002, July 2002 and July 2002, respectively. In addition, we brought into operation the expansion of the Channel baseload power plant during April of 2002. Average megawatts in operation of our consolidated plants increased by 111.7% to 6,459 MW while generation increased by 58.7% to 25,959 MW. The increase in generation lagged behind the increase in average MW in operation as our baseload capacity factor dropped to 45.9% in 2003 from 61.2% in 2002 primarily due to our increased merchant operating capacity, mostly in the Southeast market where spot market spark spreads were unattractive, especially during off-peak hours, due to near-term oversupply. Average realized electricity prices increased to $43.91/ MWh in 2003 from $32.78/ MWh in 2002.

Cost of Revenue

	2003	2002	$ Change	% Change

Plant operating expense	$131.6	$80.8	$(50.8)	(62.9)%
      Plant operating expense increased as we completed construction and brought into operation the Morgan and Carville baseload power plants and brought into operation the expansion of the Decatur, Oneta, Zion, Delta, Baytown, Freestone and Decatur baseload power plants in 2002. Plant operating expense also increased as we brought into operation the Corpus Christi, Oneta and Zion baseload power plants in 2002 and brought into operation the expansion of the Channel baseload power plant in 2002. Expressed per MWh of generation, plant operating expense increased from $4.90/ MWh to $5.05/ MWh as we experienced a drop in the baseload capacity factor from 61.2% in 2002 to 45.9% in 2003.

	2003	2002	$ Change	% Change

Purchased power expense	$12.4	$—	$(12.4)	(100.0)%
      Purchased power expense increased due to outages at our Channel and Corpus Christi facilities in 2003. There were no such outages in 2002.

	2003	2002	$ Change	% Change

Fuel expense	$770.2	$288.9	$(481.3)	(166.6)%
      Fuel expense increased as we completed construction and brought into operation the Morgan and Carville baseload power plants and brought into operation the expansion of the Decatur, Oneta, Zion, Delta, Baytown, Freestone and Decatur baseload power plants in 2003. Fuel expense also increased as we brought into operation the Corpus Christi, Oneta and Zion baseload power plants in 2002 and brought into operation the expansion of the Channel baseload power plant in 2002. Fuel expense increased in 2003, due to an overall 58.7% increase in gas-fired megawatt hours generated and 34.0% higher prices.

	2003	2002	$ Change	% Change

Depreciation and amortization expense	$121.0	$59.9	$(61.1)	(102.0)%
      Depreciation and amortization expense increased as we completed construction and brought into operation additional capacity, as explained above.

Other (Income)/ Expenses

	2003	2002	$ Change	% Change

Equipment cancellation and impairment cost	$—	$115.1	$115.1	100.0%
      In March 2002, we recorded a $115.1 million charge in connection with the restructuring of various turbine agreements. The restructuring included adjusting timing of turbine deliveries, payment schedules and the cancellation of some orders. There were no charges of this nature in 2003.

	2003	2002	$ Change	% Change

Sales, general and administrative expense	$5.6	$3.3	$(2.3)	(69.7)%
      Sales, general and administrative expense increased in 2003 due to the operation of new plants and increases in information technology costs and plant administrative expenses. Sales, general and administrative expense expressed per MWh of generation increased to $0.22/ MWh in 2003 from $0.20/ MWh in 2002.

	2003	2002	$ Change	% Change

Interest expense, related party	$255.7	113.36	(144.4)	(56.5)%
Interest expense, third party	$57.0	33.5	(23.7)	(71.2)%
Interest expense	$312.7	$144.6	$(168.1)	(116.3)%

      Interest expense increased primarily due to the new plants entering commercial operations at which time capitalization of interest expense ceased and interest expense commenced.

	2003	2002	$ Change	% Change

Interest (income)	$(2.1)	$(0.5)	$1.6	320.0%
      The increase is primarily due to higher cash balances at the Delta facility in 2003.

	2003	2002	$ Change	% Change

Other expense, net	$0.2	$1.5	$1.3	86.7%
      Other expense during 2002 is comprised primarily of $1.5 million relating to costs incurred at the Baytown facility. There were no significant charges of this nature in 2003.
Liquidity and Capital Resources
      Prior to the issuance of our secured term loans and secured notes on March 23, 2004, our primary sources of liquidity were cash flows from operations, borrowing capacity under the $2.5 billion Construction Facility and subordinated borrowings from our parent.
      The Construction Facility was established in October 2000 with a consortium of banks and was scheduled to mature in November 2004. As of December 31, 2003, we had $2.2 billion in borrowings and $53.2 million in letters of credit outstanding under this facility. The Construction Facility was repaid and terminated on March 23, 2004 in connection with the issuance of our secured term loans and secured notes.
      The Subordinated Parent Debt was evidenced by a note agreement dated January 1, 2002 and bore interest at 8.75% per annum. At December 31, 2003, the outstanding balance was $4.6 billion. Under the debt subordination agreement, interest payments to the Parent were not permissible until all senior debt was repaid. Accordingly, the interest on the Subordinated Parent Debt has been treated as a non-cash transaction and has been added back to net income for purposes of computing cash flows from operations in the accompanying statements of cash flows. Effective March 23, 2004, and in connection with the 2004 Refinancing, the Parent transferred the Subordinated Parent Debt balance, which included accrued interest, totaling $4.4 billion, to equity as a non-cash capital contribution.
      On March 23, 2004, we completed an offering of secured term loans and secured notes totaling $2.4 billion. Net proceeds from the offerings were used to repay amounts outstanding under the Construction Facility and to pay fees and transaction costs associated with the refinancing. The new secured term loans and debt securities were issued in various traunches and, except for the Third Priority Secured Notes Due 2011, carry a floating interest rate based on LIBOR plus a spread. The Third Priority Secured Notes Due 2011 carry a fixed interest rate of 11.5%.
      Concurrent with the 2004 Refinancing, we entered into an agreement with a group of banks led by The Bank of Nova Scotia for a $200.0 million revolving credit facility (the “Revolving Credit Facility”). This three-year facility is available for specified working capital purposes, capital expenditures to complete the Pastoria facility and for letters of credit. All amounts outstanding under the Revolving Credit Facility will bear interest at either (i) the Base Rate plus 250 basis points, or (ii) at LIBOR plus 350 basis points. At December 31, 2004, there were no outstanding borrowings under the facility. At December 31, 2004, we had approximately $190.0 million in letters of credit outstanding under this credit facility to support fuel purchases and other operational activities.
      The Company also entered into a $750.0 million unsecured subordinated working capital facility (the “Working Capital Facility”) with CalGen Holdings, Inc., our sole member, which is guaranteed by Calpine. Under the Working Capital Facility, the Company may borrow funds only for specific purposes including claims under its business interruption insurance with respect to any of the facilities or a delay in the start up of the Pastoria facility; losses incurred as a result of uninsured force majeure events; claims for liquidated damages against third party contractors with respect to the Goldendale and Pastoria facilities and spark spread diminution after expiration of the three-year Index Hedge agreement with Morgan Stanley Capital Group.

Borrowings under the Working Capital Facility will bear interest at LIBOR plus 4.0% and interest will be payable annually in arrears and will mature in 2019. At December 31, 2004, there were no outstanding borrowings under the Working Capital Facility.
      To manage forward exposure to price fluctuations, we entered into the Index Hedge. The Index Hedge provides for semi-annual payments to us equal to the amount, if any, that the aggregate spark spread amount calculated under the Index Based Agreement, in each six-month period, falls below $50.0 million. We paid $45.0 million for the Index Hedge, which is in place through April 1, 2007. No payments have been made under the Index Hedge to date.
      Historically, our funding requirements related primarily to the construction of our facilities. With the completion of the Columbia Energy Center and the Goldendale Energy Center in 2004, all of our facilities are operational except for Pastoria, which is expected to commence operations of phase I and phase II in May 2005 and June 2005, respectively. We expect to have sufficient cash flow from operations and borrowings available under our credit facilities to satisfy all obligations under our outstanding indebtedness, and to fund anticipated capital expenditures and working capital requirements for the next twelve months. On December 31, 2004, our liquidity totaled approximately $75 million. This includes cash and cash equivalents on hand of approximately $65 million and $10 million of borrowing capacity under our Revolving Credit Facility. Additionally, as explained above, we have $700 million of borrowing capacity under our Working Capital Facility for specific permitted purposes.
      Cash Flow Activities — The following table summarizes our cash flow activities for the periods indicated:

	Years Ended December 31,

	2004	2003	2002

	(In thousands)
Beginning cash and cash equivalents	$39.6	$25.6	$30.3
Net cash provided by:
Operating activities	278.6	161.6	133.4
Investing activities	(195.6)	(584.1)	(1,570.9)
Financing activities	(58.1)	436.5	1,432.8

Net increase (decrease) in cash and cash equivalents	24.9	14.0	(4.7)

Ending cash and cash equivalents	$64.5	$39.6	$25.6

      Operating activities for the year ended December 31, 2004 provided net cash of $278.6 million, compared with $161.6 million and $133.4 million for the same periods in 2003 and 2002, respectively. The increase in operating cash flow in 2004 compared with 2003 primarily relates to the completion and commencement of operations of the Columbia and Goldendale facilities. In addition, the Morgan and Carville facilities, as well as the expansion of Decatur, Oneta and Zion, went operational in 2003 and were generating operating cash flows for the entire year in 2004, opposed to only a partial year in 2003. These additional generations, in addition to favorable contracts executed in connection with our 2004 Refinancing, resulted in an increase in operating cash flows from increased gross profit and positive changes in our working capital during 2004. This was partially offset by higher interest cost from third-party debt. The increase in operating cash flow in 2003 compared with 2002 primarily relates to the completion and commencement of operations of the Morgan and Carville facilities, and the expansion of Decatur, Oneta and Zion during 2003.
      Investing activities for the year ended December 31, 2004, consumed net cash of $195.6 million, compared with $584.1 million and $1,570.9 million in the same period of 2003 and 2002, respectively. In all periods capital expenditures for new construction of plants represent the majority of investing cash outflows. The decrease between periods is due to the completion of construction of several facilities during 2003 and 2004.
      Financing activities for the year ended December 31, 2004, used net cash of $58.1 million, compared with financing activities providing $436.5 million and $1.4 billion in the same period in 2003 and 2002, respectively.

Current year cash outflows are primarily the result of refinancing transactions, repayments of Subordinated Parent Debt and financing costs. In the same period of 2003 and 2002, financing inflows were comprised primarily of borrowings under the Subordinated Parent Debt.
      Letter of Credit Facilities — At December 31, 2004, we had approximately $190.0 million in letters of credit outstanding under our $200 million revolving credit facility to support fuel purchases and other operational activities. At December 31, 2003, we had approximately $53.2 million in letters of credit outstanding under our revolving credit facility primarily to support the development and construction of our facilities.
      Working Capital — At December 31, 2004, we had working capital (current assets less current liabilities) of approximately $1.5 million, compared to a working capital deficit of approximately $2.0 billion at December 31, 2003. The working capital deficit was primarily due to the classification as a current liability of the outstanding project financing balance of $2.2 billion, which was successfully refinanced in March 2004.
      Capital Expenditures and Sources — Our estimated capital expenditures for 2005 include approximately $74.2 million in construction costs required to complete the Pastoria facility. We also expect to make capital expenditures in 2005 with respect to operations and maintenance, including major maintenance, of approximately $23.6 million. We expect to fund these expenditures through cash on hand and operating cash flow, or potentially from borrowings under our revolving credit facility.
      Distributions to Sole Member — Under the indentures governing the notes, we are generally permitted to make distributions to CalGen Holdings, our sole member, out of excess cash flow generated by operations, provided that cumulative cash flow is positive and that no default or event of default exists and there are no amounts outstanding under our new working capital facility. We expect that all distributable collections (after the payment of operating expenses, debt service and deposits to the reserve accounts) will be distributed to our sole member, as permitted. No such distributions were made in 2004.
      Capital Availability — Under the indentures governing the notes, our ability to borrow additional indebtedness is severely limited. If a need for capital does arise, either because our business changes or because the sources on which we are depending are not available, we may not be able to obtain such capital under the indentures governing the notes or on terms that are attractive to us.
      Performance Indicators — We believe the following factors are important in assessing our ability to continue to fund our growth in the capital markets: (a) various interest coverage ratios; (b) our credit and debt ratings by the rating agencies; (c) our anticipated capital requirements over the coming quarters and years; (d) the profitability of our operations; (e) the non-Generally Accepted Accounting Principles (“GAAP”) financial measures and other performance metrics discussed in “Performance Metrics” below; (f) our cash balances and remaining capacity under existing revolving credit construction and general purpose credit facilities; (g) compliance with covenants in existing debt facilities; (h) progress in raising new or replacement capital; and (i) the stability of future contractual cash flows.
      Off-Balance Sheet Commitments — In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 13, “Accounting for Leases,” and SFAS No. 98, “Accounting for Leases; Sale-Leaseback Transactions Involving Real Estate; Sales-Type Leases of Real Estate; Definition of the Lease Term; Initial Direct Costs of Direct Financing Lease — An Amendment of FASB Statements No. 13, 66, and 91 and a Rescission of FASB Statement No. 26 and Technical Bulletin No. 79-11,” our operating leases are not reflected on our balance sheet. All counterparties in these transactions are third parties that are unrelated to us. See Note 11 of the Notes to Consolidated Financial Statements for the future minimum lease payments under our operating leases.
      Compliance with Covenants — Some of our senior notes indentures and our credit facilities contain financial and other restrictive covenants that limit or prohibit our ability to incur indebtedness, make prepayments on or purchase indebtedness in whole or in part, pay dividends, make investments, lease properties, engage in transactions with affiliates, create liens, consolidate or merge with another entity or allow one of our subsidiaries to do so, sell assets, and acquire facilities or other businesses. We are currently in compliance with all of such financial and other restrictive covenants. Any failure to comply could give holders of debt the right to accelerate the maturity of all debt outstanding thereunder if the default was not cured or waived. As of and for the year ended December 31, 2004, we were in compliance with our covenants.
      Contractual Obligations — Our contractual obligations as of December 31, 2004, are as follows (in thousands):

	2005	2006	2007	2008	2009	Thereafter	Total

Debt:
First Priority Secured Floating Rate Notes Due 2009	$—	$—	$1,175	$2,350	$231,475	$—	$235,000
Third Priority Secured Floating Rate Notes Due 2011	—	—	—	—	—	680,000	680,000
First Priority Secured Term Loans Due 2009	—	—	3,000	6,000	591,000	—	600,000
Second Priority Secured Floating Rate Notes Due 2010	—	—	—	3,200	6,400	630,400	640,000
Discount, net	—	—	—	—	—	(8,361)	(8,361)
Second Priority Secured Term Loans Due 2010	—	—	—	500	1,000	98,500	100,000
Discount, net	—	—	—	—	—	(1,306)	(1,306)
Third Priority Secured Notes Due 2011	—	—	—	—	—	150,000	150,000
Revolving Credit Facility	—	—	—	—	—	—	—
Notes payable	168	175	182	190	197	1,365	2,277

Total debt and notes payable	$168	$175	$4,357	$12,240	$830,072	$1,550,598	$2,397,610

Interest payments	$210,985	$210,956	$205,920	$204,175	$176,312	$164,354	$1,172,704

Purchase obligations:
Long-term service agreements(1)	$36,765	$44,025	$52,946	$45,135	$45,937	$460,679	$685,487
Fuel	16,066	16,066	16,066	16,387	16,540	224,989	306,114
Water	2,992	3,651	3,799	3,947	4,107	142,069	160,565
Operating & Maintenance	1,382	952	882	831	831	10,537	15,415
Land leases	1,974	2,104	2,236	2,726	3,172	90,511	102,723
Other purchase obligations	960	960	960	846	888	2,941	7,555

Total purchase obligations(2)	$60,139	$67,758	$76,889	$69,872	$71,475	$931,726	$1,277,859

(1)	We expect to terminate certain of our long-term service agreements for major maintenance, or assign them to COSCI, over the next 12-24 months. Any termination payments will be the responsibility of Calpine.

(2)	Included in the total are future minimum payments for operating leases, long-term service agreements, and water and O&M agreements (See Note 11 of the Notes to Consolidated Financial Statements for more information).
      The amounts included above for purchase obligations include the minimum requirements under contract. Agreements that we can cancel without significant cancellation fees are excluded.

Performance Metrics
      In understanding our business, we believe that certain operational non-GAAP financial metrics are particularly important. These are described below:
      Total deliveries of power. We generate power which is sold to CES and third parties, and steam which is primarily sold to third-party hosts. These sales are recorded as electricity and steam revenue. The volume in MWh for power is a key indicator of our level of generation activity.
      Average availability and average baseload capacity factor. Availability represents the percent of total hours during the period that our plants were available to run after taking into account the downtime associated with both scheduled and unscheduled outages. The baseload capacity factor is calculated by dividing (a) total megawatt hours generated by our power plants (excluding peakers) by the product of multiplying (b) the weighted average megawatts in operation during the period by (c) the total hours in the period. The capacity factor is thus a measure of total actual generation as a percent of total potential generation. If we elect not to generate during periods when electricity pricing is too low or gas prices too high to operate profitably, the baseload capacity factor will reflect that decision as well as both scheduled and unscheduled outages due to maintenance and repair requirements.
      Average heat rate for gas-fired fleet of power plants expressed in Btu’s of fuel consumed per KWh generated. We calculate the average heat rate for our gas-fired power plants (excluding peakers) by dividing (a) fuel consumed in Btu’s by (b) KWh generated. The resultant heat rate is a measure of fuel efficiency, so the lower the heat rate, the better. We also calculate a “steam-adjusted” heat rate, in which we adjust the fuel consumption in Btu’s down by the equivalent heat content in steam or other thermal energy exported to a third party, such as to steam hosts for our cogeneration facilities. Our goal is to have the lowest average heat rate in the industry.
      Average all-in realized electric price expressed in dollars per MWh generated. We calculate the all-in realized electric price per MWh generated by dividing (a) the sum of adjusted electricity and steam revenue, which includes capacity revenues, energy revenues, thermal revenues, plus realized gain or (loss) on the Index Hedge plus other revenue related to the Index Hedge by (b) total generated MWh in the period.
      Average cost of natural gas expressed in dollars per millions of Btu’s of fuel consumed. The fuel costs for our gas-fired power plants are a function of the prices we pay for fuel purchased from CES. Accordingly, we calculate the cost of natural gas per millions of Btu’s of fuel consumed in our power plants by dividing (a) adjusted fuel expense which includes the cost of fuel consumed by our plants by (b) the heat content in millions of Btu’s of the fuel we consumed in our power plants for the period.
      Average spark spread expressed in dollars per MWh generated. We calculate the spark spread per MWh generated by subtracting (a) adjusted fuel expense from (b) adjusted E&S revenue and dividing the difference by (c) total generated MWh in the period.
      Average plant operating expense per normalized MWh. To assess trends in electric power plant operating expense (“POX”) per MWh, we normalize the results from period to period by assuming a constant 70% total company-wide capacity factor (including both baseload and peaker capacity) in deriving normalized MWh. By normalizing the cost per MWh with a constant capacity factor, we can better analyze trends and the results of our program to realize economies of scale, cost reductions and efficiencies at our electric generating plants. For comparison purposes we also include POX per actual MWh.

      The table below shows the operating performance metrics discussed above.

	Years Ended December 31,

	2004	2003	2002

	(In thousands)
Operating Performance Metrics:
Total deliveries of power:
MWh generated and delivered	28,241	26,048	16,496
Average availability	93.7%	93.1%	92.2%
Average baseload capacity factor:
Average total MW in operation	8,597	6,841	3,203
Less: Average MW of pure peakers	513	382	152

Average baseload MW in operation	8,084	6,459	3,051
Hours in the period	8,784	8,760	8,760
Potential baseload generation (MWh)	71,010	56,581	26,727
Actual total generation (MWh)	28,241	26,048	16,496
Less: Actual pure peakers’ generation (MWh)	30	89	140

Actual baseload generation (MWh)	28,211	25,959	16,356
Average baseload capacity factor	39.7%	45.9%	61.2%
Average heat rate for gas-fired power plants (excluding peakers)(Btu’s/ KWh):
Not steam adjusted	7,970	7,965	7,726
Steam adjusted	7,110	7,146	7,111
Average all-in realized electric price:
Electricity and steam revenue	$1,710,906	$1,148,371	$540,696
Spread on sales of purchased power for hedging and optimization	(100)	(4,687)	—

Adjusted electricity and steam revenue (in thousands)	$1,710,806	$1,143,684	$540,696
MWh generated (in thousands)	28,241	26,048	16,496
Average all-in realized electric price per MWh	$60.58	$43.91	$32.78
Average cost of natural gas:
Fuel expense	$1,186,195	$770,208	$288,894
Million Btu’s (“MMBtu”) of fuel consumed by generating plants. (in thousands)	200,217	127,060	77,871
Average cost of natural gas per MMBtu	$5.92	$6.06	$3.71
MWh generated (in thousands)	28,241	26,048	16,496
Average cost of adjusted fuel expense per MWh	$42.00	$29.57	$17.51
Average spark spread:
Adjusted electricity and steam revenue (in thousands)	$1,710,806	$1,143,684	$540,696
Less: Fuel expense (in thousands)	1,186,195	770,208	288,894
Less: Realized amortization expense on Index Hedge (in thousands)	5,611	—	—

Spark spread (in thousands)	$519,000	$373,476	$251,802
MWh generated (in thousands)	28,241	26,048	16,496
Average spark spread per MWh	$18.38	$14.34	$15.26

	Years Ended December 31,

	2004	2003	2002

	(In thousands)
Average plant operating expense (“POX”) per normalized MWh (for comparison purposes we also include POX per actual MWh):
Average total consolidated MW in operations	8,597	6,841	3,203
Hours per year	8,784	8,760	8,760
Total potential MWh	75,516	59,927	28,058
Normalized MWh (at 70% capacity factor)	52,861	41,949	19,641
Plant operating expense (POX)	$178,618	$131,636	$80,834
POX per normalized MWh	$3.38	$3.14	$4.12
POX per actual MWh	$6.32	$5.05	$4.90
Financial Market Risks
      Debt Financing — Certain debt instruments may affect us adversely because of changes in market conditions. In connection with our offering on March 23, 2004, we issued approximately $2.4 billion in new debt. Interest on substantially all of these debt securities is based on LIBOR plus a spread. Significant LIBOR increases could have a negative impact on our future interest expense. In addition, borrowings under our Revolving Credit Facility and our Working Capital Facility carry an interest rate based on LIBOR plus a spread.
      The following table summarizes our variable-rate debt, by repayment year, exposed to interest rate risk as of December 31, 2004. All fair market values are shown net of applicable premium or discount, if any (dollars in thousands):

							Fair Value
	2005	2006	2007	2008	2009	Thereafter	12/31/2004(1)

First Priority Secured Floating Rate Notes Due 2009	$—	$—	$1,175	$2,350	$231,475	$—	$235,000
Second Priority Secured Floating Rate Notes Due 2010	—	—	—	3,200	6,400	622,039	631,639
Third Priority Secured Floating Rate Notes Due 2011	—	—	—	—	—	680,000	680,000

Total Floating Rate Notes(2)	—	—	1,175	5,550	237,875	1,302,039	1,546,639
First Priority Secured Term Loans Due 2009	—	—	3,000	6,000	591,000	—	600,000
Second Priority Secured Term Loans Due 2010	—	—	—	500	1,000	97,194	98,694

Total Floating Rate Term Loans(3)			3,000	6,500	592,000	97,194	698,694
Revolving Credit Facility(3)	—	—	—	—	—	—	—
Working Capital Facility(2)	—	—	—	—	—	—	—

Total Other Financings	—	—	—	—	—	—	—
Grand total variable-rate debt instruments	$—	$—	$4,175	$12,050	$829,875	$1,399,233	$2,245,333

(1)	Fair value equals carrying value.

(2)	Interest rate based on LIBOR plus a spread

(3)	Interest rate based on LIBOR plus a spread; however the Company may elect the Base Rate plus a spread (see Note 5 to the Consolidated Financial Statements)
      Derivatives — We are primarily focused on generation of electricity using gas-fired turbines. As a result, our natural physical commodity position is “short” fuel (i.e., natural gas consumer) and “long” power (i.e., electricity seller). To manage forward exposure to price fluctuations in these commodities, we entered into the Index Hedge with MSCG discussed in Note 10 of the Notes to Consolidated Financial Statements.
      The Index Hedge will provide for semi-annual payments to us equal to the amount, if any, that the aggregate spark spread amount calculated under the Index Based Gas Sale and Power Purchase Agreement, in each six-month period, falls below $50 million. The Hedge Index is in place until April 1, 2007.
      The change in fair value of outstanding derivative instruments for the year ended December 31, 2004, is summarized in the table below (in thousands):

Fair value of contracts outstanding at January 1, 2004	$—
Changes in fair value attributable to new contracts	45,000
Amortization during the period, net(1)	(5,611)
Changes in fair value attributable to price movements, net	(3,473)

Fair value of contracts outstanding at December 31, 2004(2)	$35,916

(1)	Non-cash losses from roll-off (amortization) of deferred premium (see discussion in Note 10 to the financial statements).

(2)	Net derivative assets are reported in Note 10 of the Notes to the Consolidated Financial Statements.
      The fair value of the outstanding derivative instrument at December 31, 2004, based on price source and the period during which the instrument will mature, are summarized in the table below (in thousands):

Fair Value Source	2005	2006-2007	2008-2009	After 2009	Total

Prices actively quoted	$—	$—	$—	$—	$—
Prices provided by other external sources	9,272	20,605	—	—	29,877
Prices based on models and other valuation methods	—	6,039	—	—	6,039

Total fair value	$9,272	$26,644	$—	$—	$35,916

      Calpine’s risk managers maintain and validate the fair value information associated with the Index Hedge. This information is derived from various sources. Prices actively quoted include validation with prices sourced from commodities exchanges (e.g., New York Mercantile Exchange). Prices provided by other external sources include quotes from commodity brokers and electronic trading platforms. Prices based on models and other valuation methods are validated using quantitative methods. See “Critical Accounting Policies” for a discussion of valuation estimates used where external prices are unavailable.
      The credit quality of the counterparty holding our Index Hedge at December 31, 2004 and for the period then ended is investment grade.
      The fair value of outstanding derivative instruments and the fair value that would be expected after a ten percent adverse price change are shown in the table below (in thousands):

		Fair Value
		After 10% Adverse
	Fair Value	Price Change

At December 31, 2004:
Other mark-to-market activity	$35,916	$32,913
      The derivative instrument included in this table is the Index Hedge discussed in Note 10 of the Notes to Consolidated Financial Statements. Valuation of the Index Hedge depends, to a large degree, upon assumptions about future gas and power prices. Accordingly, we have calculated the change in fair value shown above based upon an assumed ten percent increase in power prices and an assumed ten percent decrease in gas prices. Changes in fair value of the Index Hedge economically offset the price risk exposure of our physical assets. We have included none of the offsetting changes in value of our physical assets in the table above.
      The primary factors affecting the fair value of our derivative at any point in time are (1) the term of open derivative positions, and (2) changing market prices for electricity and natural gas. The Index Hedge is valued using the mean reversion model, and as prices for electricity and natural gas are among the most volatile of all commodity prices, there may be material changes in the fair value of our derivative over time, driven by price volatility and the realized portion of the derivative asset. Under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the change since the last balance sheet date in the total value of the derivative is reflected in the statement of operations as an item (gain or loss) of current earnings.
Application of Critical Accounting Policies
      Our financial statements reflect the selection and application of accounting policies which require management to make significant estimates and judgments. See Note 3 of the Notes to Consolidated Financial Statements, “Summary of Significant Accounting Policies.” We believe that the following reflect the more critical accounting policies that currently affect our financial condition and results of operations.

Fair Value of Our Index Hedge Derivative
      SFAS No. 133 requires us to account for certain derivative contracts at fair value. Accounting for derivatives at fair value requires us to make estimates about future prices during periods for which price quotes are not available from sources external to us. As a result, we are required to rely on internally developed price estimates when external price quotes are unavailable. The Index Hedge is valued using the mean reversion model, and as prices for electricity and natural gas are among the most volatile of all commodity prices, there may be material changes in the fair value of our derivative over time, driven by price volatility and the realized portion of the derivative asset. Our estimates regarding future prices involve a level of uncertainty, and prices actually realized in the future could differ from our estimates.
      Our mark-to-market activity includes both realized and unrealized gains and losses on our Index Hedge instrument. All changes in the fair value of the Index Hedge are recognized currently in earnings.

Accounting for Long-Lived Assets
      Plant Useful Lives — Property, plant and equipment are stated at cost. The cost of renewals and betterments that extend the useful life of property, plant and equipment is also capitalized. Depreciation is recorded utilizing the straight-line method over the estimated original composite useful life, generally 35 years for baseload power plants, exclusive of the estimated salvage value, typically 10%. Zion, which is a peaking facility, is depreciated over 40 years, less the estimated salvage value of 10%.
      Major Maintenance — We capitalize costs for major refurbishments to the “hot gas path section” and compressor components of our gas turbines. The compressor components may include such significant items as combustor parts (e.g. fuel nozzles, transition pieces and “baskets”) and compressor blades, vanes and diaphragms. We also capitalize costs for major refurbishments to steam turbines and other balance of plant equipment. These refurbishments are done either under long term service agreements by the original equipment manufacturer or by Calpine’s Turbine Maintenance Group. The capitalized costs are depreciated over their estimated useful lives ranging from three to twelve years. The average depreciation period is six years. We expense annual planned maintenance. See Note 4 of the Notes to the Combined Financial Statements for more information.
      Impairment of Long-Lived Assets — We evaluate long-lived assets, such as property, plant and equipment and other long-lived assets when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors which could trigger an impairment include significant underperformance relative to historical or projected future operating results; significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and significant negative industry or economic trends. Certain of our generating assets are located in regions with depressed demands and market spark spreads. Our forecasts assume that spark spreads will increase in future years in these regions as the supply and demand relationships improve.
      The determination of whether an impairment has occurred is based on an estimate of undiscounted cash flows attributable to the assets, as compared to the carrying value of the assets. The significant assumptions that we use in our undiscounted future cash flow estimates include the future supply and demand relationships for electricity and natural gas, and the expected pricing for those commodities and the resultant spark spreads in the various regions where we generate. If an impairment has occurred, the amount of the impairment loss recognized would be determined by estimating the fair value of the assets and recording a loss if the fair value was less than the book value. For equity method investments and assets identified as held for sale, the book value is compared to the estimated fair value to determine if an impairment loss is required. For equity method investments, we would record a loss when the decline in value is other than temporary.
      Our assessment regarding the existence of impairment factors is based on market conditions, operational performance and legal factors of our businesses. Our review of factors present and the resulting appropriate carrying value of our intangibles, and other long-lived assets are subject to judgments and estimates that management is required to make. Future events could cause us to conclude that impairment indicators exist and that our intangibles, and other long-lived assets might be impaired.
      Capitalized Interest — We capitalize interest on capital invested in projects during the advanced stages of development and the construction period in accordance with SFAS No. 34, “Capitalization of Interest Cost,” as amended. For the years ended December 31, 2004, 2003 and 2002, the total amount of interest capitalized was $55.0 million, $123.6 million and $236.4 million, respectively. Upon commencement of plant operation, capitalized interest, as a component of the total cost of the plant, is amortized over the estimated useful life of the plant.
      Capitalized interest is computed using two methods: (1) capitalization of interest on funds borrowed for specific construction projects and (2) capitalization of interest on general debt. For capitalization of interest on specific funds, we capitalize the interest cost incurred on debt entered into for specific projects under construction. The methodology for capitalizing interest on general debt, consistent with paragraphs 13 and 14 of SFAS No. 34 begins with a determination of the borrowings applicable to our qualifying assets. The basis of this approach is the assumption that the portion of the interest costs that are capitalized on expenditures during an asset’s acquisition period could have been avoided if the expenditures had not been made. This methodology takes the view that if funds are not required for construction then they would have been used to pay off other debt. We use our best judgment in determining which borrowings represent the cost of financing the acquisition of the assets. Prior to the refinancing on March 23, 2004, general debt consisted primarily of our Subordinated Parent Debt. The interest rate is derived by dividing the total interest cost by the average borrowings. This weighted average interest rate is applied to our average qualifying assets in excess of specific debt on which interest is capitalized. See Note 4 of the Notes to Consolidated Financial Statements for additional information about the capitalization of interest expense.

Revenue Recognition
      Capacity revenue is recognized monthly, based on the plant’s availability. Energy revenue is recognized upon transmission or delivery to the customer. In addition to various third-party contracts, CalGen has entered into long-term power sales agreements with CES, whereby CES purchases virtually all of the projects’ available electric energy and capacity (other than that sold under third-party power and steam agreements) and provides the facilities substantially all of their required natural gas needs. Prior to the 2004 Refinancing, for all fuel contracts where title for fuel did not transfer, the related power sales agreements were accounted for as tolling agreements and the associated fuel costs were presented as a reduction of the related power revenues. In connection with the 2004 Refinancing, new contracts were executed with CES. Under these new contracts, the title for fuel transfers to CalGen; therefore, they are not considered to be tolling agreements. As a result, the projects record gross revenues and fuel expense. Steam is generated as a by-product at our facilities and is recognized upon delivery to the customer.

      Under certain circumstances, CalGen is a party to a number of “buy-sell” transactions whereby CalGen purchases gas from a third-party, sells the gas to CES and then repurchases the gas from CES, at substantially the same price. For the year ended December 31, 2004, revenues of approximately $102 million from these transactions were netted against $102 million of affiliate fuel expense.

Accounting for Income Taxes
      We are a single member limited liability company that has been treated as taxable for financial reporting purposes. For all periods presented, we accounted for income taxes using the separate return method, pursuant to SFAS No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities, and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. Under SFAS No. 109, a valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Because of significant historical net losses incurred by the Company, a valuation allowance has been established for the entire amount of the excess of long-term deferred tax assets over long-term deferred tax liabilities. As a result of the valuation allowance, the Company’s tax liability has been reduced to zero and no tax provision or benefit has been recorded. We will continue to evaluate the realizability of the deferred tax assets on a quarterly basis.
      In the ordinary course of our business, there are many transactions where the ultimate tax outcome is uncertain. Some of these uncertainties arise as a consequence of the treatment of capital assets, financing transactions and multi-state taxation of operations. Although we believe that estimates used in the preparation of these financial statements are reasonable, no assurance can be given that the ultimate outcome of these tax matters will not be different than that which is reflected in our historical income tax provisions and accruals within these financial statements. The Company believes that it has adequately provided for the outcome of these tax items within these financial statements.
      Our effective income tax rates were 0% in fiscal 2004, 2003 and 2002, respectively. The effective tax rate in all periods is the result of applying valuation allowances to tax benefits arising from net losses we experienced during the respective periods. Future effective tax rates could be adversely affected if unfavorable changes in tax laws and regulations occur or if we experience future adverse determinations by taxing authorities after any related litigation.
      At December 31, 2004, we had federal and state net operating loss carryforwards of approximately $1.7 billion, which will expire between 2015 and 2024. The federal and state net operating loss carryforwards available are subject to limitations on their annual usage. The net deferred tax asset for the federal and state losses has been offset by a valuation allowance of $140.3 million.
Initial Adoption of New Accounting Standards in 2004
      See Note 3 in the Notes to the Consolidated Financial Statements for our adoption of new accounting pronouncements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
      The information required hereunder is set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Financial Market Risks.”

Item 8.	Financial Statements and Supplementary Data
      The information required hereunder is set forth under “Report of Independent Registered Public Accounting Firm,” “Consolidated Balance Sheets,” “Consolidated Statements of Operations,” “Consolidated Statements of Member’s Equity (Deficit),” “Consolidated Statements of Cash Flows,” and “Notes to Consolidated Financial Statements” included in the Consolidated Financial Statements that are a part of this report. Other financial information and schedule are included in the Consolidated Financial Statements that are a part of this report.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures
      The Company’s Chief Executive Officer and Chief Financial Officer, based on the evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of December 31, 2004, have concluded that the Company’s disclosure controls and procedures were not effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder because of the deficiency noted below.
      In connection with the automation of its billing process, the Company identified an error made in determining payments due from CES to the Company for capacity pursuant to the Index Based Agreement and the Fixed Price Agreement. The error caused the Company to over-report revenues by approximately $16.9 million from March 23, 2004, the date of the 2004 Refinancing, until September 30, 2004. This error had no impact on our Parent’s (Calpine’s) financial statements because the revenue transactions between the Company and CES are eliminated in consolidation on Calpine’s books. However, because the amounts involved are material to the Company, we have concluded that the error constituted a material control weakness for the Company, requiring restatement of the Company’s financial statements for prior quarters in 2004. The cause of the error and remedies underway to prevent a reoccurrence are described in additional detail below. See also Note 12 to the Consolidated Financial Statements. There were no other changes in the Company’s internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of the Rule 13a-15 or Rule 15d-15 that have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.
      CalGen bills for its power sales and gas purchases under two agreements between CalGen and CES: the Index Based Agreement and the Fixed Price Agreement. Billings under these agreements include payments for fixed capacity fees and variable energy and O&M fees for all of CalGen’s power plants. Capacity charges billed under the Fixed Price Agreement should have been deducted from amounts used to calculate the charges under the Index Based Agreement; however, an error occurred when capacity for two of our plants was inadvertently billed under both agreements.
      During 2004, much of CalGen’s billing process was dependent upon manual processes. Because of the complexity of the billing calculations and the increased control risk posed by the manual nature of the billing process, CalGen began an effort in late 2004 to automate its billing process. While implementing the automated process, CalGen discovered the unintentional overstatements of its 2004 billings and related revenues. CalGen believes that the automation effort now underway will address the control risks posed by the manual billing process. The automation of the billing process is expected to be completed during 2005 and will include system based calculation of billings as well as established procedures regarding access to and review and approval of the system-based billing algorithms themselves. CalGen will also implement procedures requiring additional analytical review and managerial approval of the monthly billings now calculated manually and in the future to be calculated by its billing system.

Item 9B.	Other Information
      None.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      Not applicable.

Item 11.	Executive Compensation
      Not applicable.

Item 12.	Security Ownership of Certain Beneficial Owners and Management
      Not applicable.

Item 13.	Certain Relationships and Related Transactions
      Not applicable.

Item 14.	Principal Accountant Fees and Services
Audit Fees
      The fees billed by PricewaterhouseCoopers LLP (“PwC”) in 2004 for performing the Company’s audit for the fiscal year ended December 31, 2004 and 2003 were approximately $203,527 and $110,000, respectively. The fees billed by PwC in 2004 for audits performed in connection with the 2004 Refinancing and their review of the Company’s Registration Statement on Form S-4 were approximately $1,839,519. The fees billed by PwC in 2004 relating to the review of the Company’s financial statements included in the Company’s Quarterly Reports on Form 10-Q during the fiscal year ended December 31, 2004 were approximately $270,000.
Audit-Related Fees
      The fees billed by PwC in 2004 for audit-related services were approximately $27,000. Such audit-related fees consisted primarily of an agreed upon procedures report issued in connection with our Oneta project and procedures to review a valuation model. There were no audit-related fees billed in 2003.
Tax Fees
      PwC did not provide the Company with any tax services in 2004 or 2003.
All Other Fees
      PwC did not provide any services other than as described above under the headings “Audit Fees,” “Audit-Related Fees” and “Tax Fees” during the fiscal years ended December 31, 2004 or 2003.

Policy on Pre-Approval of Services
      The Board of Directors of CalGen, consisting of two members, also functions as the audit committee of CalGen. The Board of Directors is responsible for pre-approving all auditing services and permitted non-audit services to be performed by the independent auditors (including the fees and other terms thereof). The Board of Directors pre-approved all auditing services and non-audit services to be performed by the independent auditors during the fiscal year ended December 31, 2004.

PART IV

Item 15.	Exhibits, Financial Statement Schedule
      (a)-1. Financial Statements and Other Information
      The following items appear in Appendix F of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets, December 31, 2004 and 2003

Consolidated Statements of Operations for the Years Ended December 31, 2004, 2003 and 2002

Consolidated Statements of Member’s Equity (Deficit) for the Years Ended December 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements for the Years Ended December 31, 2004, 2003 and 2002
      (a)-2. Financial Statement Schedule
      Schedule II — Valuation and Qualifying Accounts

(b)	Exhibits

Those exhibits required to be filed by Item 601 of Regulation S-K are listed in the Index to Exhibits immediately preceding the exhibits filed herewith and such listing is incorporated herein by reference.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each of the registrants have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Calpine Generating Company, LLC
CalGen Finance Corp.
CalGen Expansion Company, LLC
Baytown Energy Center, LP
Calpine Baytown Energy Center GP, LLC
Calpine Baytown Energy Center LP, LLC
Baytown Power GP, LLC
Baytown Power, LP
Carville Energy LLC
Channel Energy Center, LP
Calpine Channel Energy Center GP, LLC
Calpine Channel Energy Center LP, LLC
Channel Power GP, LLC
Channel Power, LP
Columbia Energy LLC
Corpus Christi Cogeneration LP
Nueces Bay Energy LLC
Calpine Northbrook Southcoast Investors, LLC
Calpine Corpus Christi Energy GP, LLC
Calpine Corpus Christi Energy, LP
Decatur Energy Center, LLC
Delta Energy Center, LLC
CalGen Project Equipment Finance Company Two, LLC
Freestone Power Generation LP
Calpine Freestone, LLC
CPN Freestone, LLC
Calpine Freestone Energy GP, LLC
Calpine Freestone Energy, LP
Calpine Power Equipment LP
Los Medanos Energy Center, LLC
CalGen Project Equipment Finance Company One, LLC
Morgan Energy Center, LLC
Pastoria Energy Facility L.L.C.
Calpine Pastoria Holdings, LLC
Calpine Oneta Power, L.P.
Calpine Oneta Power I, LLC

Calpine Oneta Power II, LLC
Zion Energy LLC
CalGen Project Equipment Finance Company Three LLC
CalGen Equipment Finance Holdings, LLC
CalGen Equipment Finance Company, LLC

By:	/s/ Robert D. Kelly

Robert D. Kelly
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)
Date: April 15, 2005

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENT: That the undersigned officers and directors of Calpine Generating Company, LLC, CalGen Expansion Company, LLC, Baytown Energy Center, LP, Calpine Baytown Energy Center GP, LLC, Calpine Baytown Energy Center LP, LLC, Baytown Power GP, LLC, Baytown Power, LP, Carville Energy LLC, Channel Energy Center, LP, Calpine Channel Energy Center GP, LLC, Calpine Channel Energy Center LP, LLC, Channel Power GP, LLC, Channel Power, LP, Columbia Energy LLC, Corpus Christi Cogeneration LP, Nueces Bay Energy LLC, Calpine Northbrook Southcoast Investors, LLC, Calpine Corpus Christi Energy GP, LLC, Calpine Corpus Christi Energy, LP, Decatur Energy Center, LLC, Delta Energy Center, LLC, CalGen Project Equipment Finance Company Two, LLC, Freestone Power Generation LP, Calpine Freestone, LLC, CPN Freestone, LLC, Calpine Freestone Energy GP, LLC, Calpine Freestone Energy, LP, Calpine Power Equipment LP, Los Medanos Energy Center, LLC, CalGen Project Equipment Finance Company One, LLC, Morgan Energy Center, LLC, Pastoria Energy Facility L.L.C., Calpine Pastoria Holdings, LLC, Calpine Oneta Power, L.P. , Calpine Oneta Power I, LLC, Calpine Oneta Power II, LLC, Zion Energy LLC, CalGen Project Equipment Finance Company Three LLC, CalGen Equipment Finance Holdings, LLC, CalGen Equipment Finance Company, LLC, do hereby constitute and appoint Peter Cartwright and Ann B. Curtis, and each of them, the lawful attorney and agent or attorneys and agents with power and authority to do any and all acts and things and to execute any and all instruments which said attorneys and agents, or either of them, determine may be necessary or advisable or required to enable Calpine Generating Company, LLC to comply with the Securities and Exchange Act of 1934, as amended, and any rules or regulations or requirements of the Securities and Exchange Commission in connection with this Form 10-K Annual Report. Without limiting the generality of the foregoing power and authority, the powers granted include the power and authority to sign the names of the undersigned officers and directors in the capacities indicated below to this Form 10-K Annual Report or amendments or supplements thereto, and each of the undersigned hereby ratifies and confirms all that said attorneys and agents, or either of them, shall do or cause to be done by virtue hereof. This Power of Attorney may be signed in several counterparts.
      IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated opposite the name.
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the dates indicated.

Signature

	Title	Date

/s/ Peter Cartwright Peter Cartwright	Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)	April 15, 2005

/s/ Ann B. Curtis Ann B. Curtis	Executive Vice President and Director	April 15, 2005

/s/ Robert D. Kelly Robert D. Kelly	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	April 15, 2005

/s/ Charles B. Clark, Jr. Charles B. Clark, Jr.	Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	April 15, 2005

CALPINE GENERATING COMPANY, LLC
(a wholly-owned subsidiary of Calpine CalGen Holdings, Inc.)
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

(1)	The collateral for the notes includes the pledge of Calpine Generating Company, LLC’s membership interest in CalGen Expansion Company, LLC. Separate financial statements pursuant to Rule 3.16 of Regulation S-X are not included herein for CalGen Expansion Company, LLC because, with the exception of the nominal capitalization of $1,000 associated with CalGen Finance Corp., the financial statements of CalGen Expansion Company, LLC are identical to the financial statements of Calpine Generating Company, LLC included herein.

(2)	All other financial statement schedules are omitted because they are not applicable or not required under the related instructions, or because the required information is shown either in the financial statements or in the notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Member of Calpine Generating Company, LLC:
      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Calpine Generating Company, LLC and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      As discussed in Notes 8 and 9 to the consolidated financial statements, a significant portion of Calpine Generating Company, LLC’s transactions are with related parties.
PricewaterhouseCoopers LLP
Boston, Massachusetts
April 15, 2005

CALPINE GENERATING COMPANY, LLC
(a wholly-owned subsidiary of Calpine CalGen Holdings, Inc.)
CONSOLIDATED BALANCE SHEETS
December 31, 2004 and 2003

	2004	2003

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$64,538	$39,598
Restricted cash	—	152,290
Accounts receivable, net of allowance of $1,589 and $1,931	59,320	47,555
Accounts receivable, net — related party	600	—
Inventories	19,601	13,301
Current derivative assets	9,272	—
Prepaid and other current assets	21,536	29,444

Total current assets	174,867	282,188

Property, plant and equipment, net	6,294,429	6,314,166
Notes receivable, net of current portion	19,381	—
Deferred financing costs, net	51,496	17,775
Long-term derivative assets	26,644	—
Deferred tax asset	17,672	—
Other assets	54,245	44,289

Total assets	$6,638,734	$6,658,418

LIABILITIES & MEMBER’S EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$99,212	$113,947
Accounts payable, net — related party	—	781
Notes payable, current portion	168	154
Construction credit facility	—	2,200,358
Accrued interest payable	53,324	99
Deferred tax liability	17,672	—
Other current liabilities	2,970	4,839

Total current liabilities	173,346	2,320,178

Notes payable, net of current portion	2,109	2,285
Subordinated parent debt	—	4,615,276
Priority notes and term loans	2,395,332	—
Deferred revenue	5,671	—
Other liabilities	20,286	3,651

Total liabilities	2,596,744	6,941,390

Commitments and contingencies (see Note 11)
Member’s equity (deficit)	4,041,990	(282,972)

Total liabilities and member’s equity (deficit)	$6,638,734	$6,658,418

The accompanying notes are an integral part of these consolidated financial statements.

CALPINE GENERATING COMPANY, LLC
(a wholly-owned subsidiary of Calpine CalGen Holdings, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002

	(In thousands)
Revenue:
Electricity and steam revenue — related party	$1,258,101	$779,162	$388,586
Electricity and steam revenue — third-party	452,805	369,209	152,110

Total electricity and steam revenue	1,710,906	1,148,371	540,696
Mark-to-market activity, net	(9,084)	—	—
Sale of purchased power	3,208	7,708	—
Other revenue	3,307	3,297	3,297

Total revenue	1,708,337	1,159,376	543,993

Cost of revenue:
Plant operating expense	178,618	131,636	80,834
Fuel expense	1,186,195	770,208	288,894
Purchased power expense	3,308	12,395	—
Depreciation and amortization expense	151,720	121,008	59,907

Total cost of revenue	1,519,841	1,035,247	429,635

Gross profit	188,496	124,129	114,358
Equipment cancellation and impairment cost	—	—	115,121
Sales, general and administrative expense	11,540	5,638	3,347
Other operating expense	3,754	173	432

Income (loss) from operations	173,202	118,318	(4,542)

Interest expense — related party	72,173	255,687	111,304
Interest expense — third party	160,823	57,004	33,320
Interest income	(2,536)	(2,061)	(537)
Other expense, net	887	203	1,515

Loss before income taxes and cumulative effect of a change in accounting principle	(58,145)	(192,515)	(150,144)
Income taxes	—	—	—

Loss before cumulative effect of a change in accounting principle	(58,145)	(192,515)	(150,144)
Cumulative effect of a change in accounting principle, net of tax	—	(241)	—

Net loss	$(58,145)	$(192,756)	$(150,144)

The accompanying notes are an integral part of these consolidated financial statements.

CALPINE GENERATING COMPANY, LLC
(a wholly-owned subsidiary of Calpine CalGen Holdings, Inc.)
CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY (DEFICIT)
For the Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002

	(In thousands)
Member’s equity (deficit) at beginning of year	$(282,972)	$(101,665)	$40,664
Parent contributions	4,383,107	11,449	7,815
Net loss	(58,145)	(192,756)	(150,144)

Member’s equity (deficit) at end of year	$4,041,990	$(282,972)	$(101,665)

The accompanying notes are an integral part of these consolidated financial statements.

CALPINE GENERATING COMPANY, LLC
(a wholly-owned subsidiary of Calpine CalGen Holdings, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002

	(In thousands)
Cash flows from operating activities:
Net loss	$(58,145)	$(192,756)	$(150,144)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	151,720	121,008	59,907
Amortization of deferred financing costs	11,511	12,122	5,043
Write-off of deferred financing costs	12,457	—	—
Change in derivative assets and liabilities	9,084	—	—
Equipment cancellation and asset impairment charge	—	—	115,121
Interest on subordinated parent debt	72,173	255,687	111,304
Cost allocated from parent	3,633	11,449	7,815
Cumulative effect of a change in accounting principle	—	241	—
Change in operating assets and liabilities:
Accounts receivable	(13,286)	(21,945)	(14,368)
Accounts receivable/accounts payable — related party	(1,381)	(8,925)	(1,925)
Inventories	(4,701)	(3,553)	(8,028)
Prepaid and other current assets	24,839	(9,628)	(15,222)
Other assets	(23,013)	(12,902)	(7,819)
Accounts payable	26,805	7,622	30,536
Accrued interest payable	53,225	(200)	299
Other accrued liabilities	13,736	3,363	884

Net cash provided by operating activities	278,657	161,583	133,403

Cash flows from investing activities:
(Increase) decrease in restricted cash	152,290	(142,800)	107,972
Purchases of derivative asset	(45,000)	—	—
Purchases of property, plant and equipment	(302,901)	(441,345)	(1,678,874)

Net cash used in investing activities	(195,611)	(584,145)	(1,570,902)

Cash flows from financing activities:
Financing costs	(60,162)	(6,258)	(4,635)
Repayments of notes payable	(162)	(147)	—
Borrowings from subordinated parent debt	46,813	556,169	1,354,803
Repayments of subordinated parent debt	(238,137)	—	—
Borrowings from credit facility	178,995	101,348	323,675
Repayments of credit facility	(2,379,353)	(214,595)	(241,014)
Issuance of secured notes and term loans	2,393,900	—	—
Borrowings under revolver line of credit	117,500	—	—
Repayments under revolver line of credit	(117,500)	—	—

Net cash provided by (used in) financing activities	(58,106)	436,517	1,432,829

Net increase (decrease) in cash and cash equivalents	24,940	13,955	(4,670)
Cash and cash equivalents, beginning of period	39,598	25,643	30,313

Cash and cash equivalents, end of period	$64,538	$39,598	$25,643

The accompanying notes are an integral part of these consolidated financial statements.

CALPINE GENERATING COMPANY, LLC
(a wholly-owned subsidiary of Calpine CalGen Holdings, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
For the Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002

	(In thousands)
Supplemental cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$86,609	$42,082	$27,364
Income taxes	—	—	—
Non cash transactions:
Interest on subordinated parent debt added to principal balance	$72,173	$255,687	$111,304
Capital expenditures included in accounts payable	1,599	70,183	147,074
Financing costs contributed by parent	5,407	—	—
Acquisition of property, plant and equipment through subordinated parent debt	—	107,829	108,898
Disposition of property, plant and equipment through subordinated parent debt	119,647	215,170	322,884
Third party debt paid through subordinated parent debt	—	—	27,085
Conversion of subordinated parent debt to equity	4,383,107	—	—
The accompanying notes are an integral part of these consolidated financial statements.

CALPINE GENERATING COMPANY, LLC
(a wholly-owned subsidiary of Calpine CalGen Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2004, 2003 and 2002

1.	Organization and Operations of the Company
Business
      Calpine Generating Company, LLC (the “Company” or “CalGen”), a Delaware limited liability company, is an indirect wholly owned subsidiary of Calpine Corporation (“Calpine” or the “Parent”). CalGen is engaged, through its subsidiaries, in the construction, ownership and operation of electric power generation facilities and the sale of energy, capacity and related products in the United States of America. The purpose of these consolidated financial statements is to present the financial position and results of operations of the 14 power projects (collectively, the “projects” or the “facilities”) listed below and other legal entities that are indirectly owned by CalGen.
      CalGen is comprised of the following 14 power projects (the dates represent commercial operation of the project, or expected commercial operation for the Pastoria Energy Center, which is under construction): (1) Delta project near Pittsburg, California, June 2002; (2) Goldendale project near Goldendale, Washington, September 2004; (3) Los Medanos project near Pittsburg, California, August 2001; (4) Pastoria project under construction near Kern County, California, Phase 1 May 2005, Phase 2 June 2005; (5) Baytown project near Baytown, Texas, June 2002; (6) Channel project near Houston, Texas, Phase 1 August 2001, Phase 2 April 2002; (7) Corpus Christi project located near Corpus Christi, Texas, October 2002; (8) Freestone project near Fairfield, Texas, Phase 1 June 2002, Phase 2 July 2002; (9) Carville project near St. Gabriel, Louisiana, June 2003; (10) Columbia project near Columbia, South Carolina, May 2004; (11) Decatur project near Decatur, Alabama, Phase 1 June 2002, Phase 2 June 2003; (12) Morgan project near Morgan County, Alabama, Phase 1 July 2003, Phase 2 January 2004; (13) Oneta project near Coweta, Oklahoma, Phase 1 July 2002, Phase 2 June 2003; and (14) Zion project near Zion, Illinois, Phase 1 June 2002, Phase 2 June 2003. These facilities comprise substantially all of CalGen’s assets.
      At December 31, 2003, CalGen included an equipment company business unit which had made progress payments related to turbine purchases. On March 23, 2004, CalGen issued $2.4 billion in debt securities (the “2004 Refinancing”) to replace $2.5 billion in debt securities issued in October 2000 (the “Construction Facility”). In connection with the 2004 Refinancing, these turbines and related progress payment balances were transferred to another Calpine business unit.
Basis of Presentation
      CalGen’s financial statements for all periods reflect an allocation of charges for Calpine’s common expenditures. Such charges have been made in accordance with Staff Accounting Bulletin (“SAB”) No. 55, “Allocation of Expenses and Related Disclosure in Financial Statements of Subsidiaries, Divisions or Lesser Business Components of Another Entity.”
      The accompanying consolidated financial statements reflect all costs of doing business, including those incurred by the Parent on CalGen’s behalf. Costs that are clearly identifiable as being applicable to CalGen have been allocated to CalGen. The most significant costs included in this category include costs incurred during the construction phase of the facilities when salaries and other costs are charged directly to the related construction project. Costs of centralized departments that serve all business segments have been allocated, where such charges would be material, using relevant allocation measures, primarily the base labor of CalGen as a percentage of the base labor of the Parent. The most significant costs in this category include salary and benefits of certain employees, legal and other professional fees, information technology costs and facilities costs, including office rent. Parent corporate costs that clearly relate to other business segments of Calpine have not been allocated to CalGen. Charges for Calpine’s common general and administrative expenses that have been allocated to CalGen and costs associated with the termination of certain long-term service

CALPINE GENERATING COMPANY, LLC
(a wholly-owned subsidiary of Calpine CalGen Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
agreements related to major maintenance paid by Calpine have been recorded as contributions from the Parent. These amounts totaled $5.3 million, $5.1 million and $3.1 million for 2004, 2003 and 2002, respectively.
      For all periods presented, CalGen accounted for income taxes associated with the projects using the separate return method, pursuant to Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” (“SFAS No. 109”) See Note 7 for additional information.

2.	Changes in Accounting Principle
      Effective January 1, 2003, CalGen adopted SFAS No. 143, “Accounting for Asset Retirement Obligations,” (“SFAS No. 143”) which applies to legal obligations associated with the retirement and removal of long-lived assets. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period when it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related property, plant and equipment. Over time, the liability is increased for the change in its present value each period, and the initial capitalized cost is depreciated over the useful life of the related asset. The cumulative effect of the change increased net loss for the year ended December 31, 2003 by $0.2 million, net of applicable income taxes.

3.	Summary of Significant Accounting Policies
      Principles of Consolidation — The accompanying consolidated financial statements include accounts of the Company and its wholly owned subsidiaries. The Company adopted FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB 51” (“FIN 46”) as of December 31, 2003 and FIN 46 (revised December 31, 2003) (“FIN 46-R”) as of March 31, 2004. An analysis was performed for CalGen subsidiaries with significant long-term power sales or tolling agreements. Certain of the CalGen subsidiaries were deemed to be VIEs by virtue of these long-term agreements. CalGen qualitatively determined that power sales or tolling agreements with a term for less than one-third of the facility’s remaining useful life or for less than 50% of the entity’s capacity would not cause the power purchaser to be the primary beneficiary, due to the length of the economic life of the underlying assets. As all of CalGen’s contracts are of this nature, CalGen is deemed to absorb a majority of the entity’s variability and, accordingly, continues to consolidate the assets and liabilities of all of the projects. All intercompany accounts and transactions are eliminated in consolidation.
      Reclassifications — Certain amounts in the 2003 and 2002 Consolidated Financial Statements have been reclassified to conform to the 2004 presentation.
      Use of Estimates in Preparation of Financial Statements — The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. The most significant estimates with regard to these financial statements relate to useful lives and carrying values of assets, salvage value assumptions, provision for income taxes, fair value calculations of derivative instruments, capitalization of interest, outcome of pending litigation, the allocation of the Parent’s shared expenditures and the ability of CalGen to recover the carrying value of the facilities.
      Fair Value of Financial Instruments — The carrying value of cash, cash equivalents, accounts receivable, marketable securities, accounts and other payables approximate their respective fair values due to their short maturities. Amounts outstanding under the project financing debt carry fixed and floating-interest rates. The

CALPINE GENERATING COMPANY, LLC
(a wholly-owned subsidiary of Calpine CalGen Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
book value of floating rate debt approximates its fair value. The Third Priority Secured Notes Due 2011 carry a fixed interest rate. The fair value of this debt at December 31, 2004 was $140.1 million.
      Cash and Cash Equivalents — The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Because of the short term to maturity, and relative price insensitivity to changes in market interest rates, carrying amount of these instruments approximates fair value.
      Restricted Cash — At December 31, 2003 the Company was required to maintain cash balances that were restricted by provisions of its construction financing agreements. All revenues were deposited into restricted accounts at depository banks in order to comply with the depository agreement. The majority of the Company’s restricted cash at December 31, 2003, in the amounts of $69.8 million, $60.5 million and $14.4 million, were the assets of Delta Energy Center, Carville Energy and Columbia Energy Center, respectively. The majority of the restricted cash was invested in accounts earning market rates; therefore, the carrying value approximated fair value. The new agreements, executed in connection with the 2004 Refinancing, do not require CalGen to maintain restricted cash accounts. As a result, the balance in these accounts was zero at December 31, 2004.
      Accounts Receivable and Accounts Payable — Accounts receivable and payable represent amounts due from customers and owed to vendors. Accounts receivable are recorded at invoiced amounts, net of reserves and allowances and do not bear interest. The Company reviews the financial condition of customers prior to granting credit. Reserve and allowance accounts represent the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on a variety of factors, including the length of time receivables are past due, economic trends and conditions affecting its customer base, significant one-time events and historical write off experience. Also, specific provisions are recorded for individual receivables when the Company becomes aware of a customer’s inability to meet its financial obligations, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. The Company reviews the adequacy of its reserves and allowances quarterly. Generally, past due balances over 90 days and over a specified amount are individually reviewed for collectibility. Account balances are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.
      Inventories — The Company’s inventories primarily include spare parts and operating supplies. Inventories and operating supplies are valued at the lower of cost or market. The cost of spare parts is generally determined using the weighted average method.
      Prepaid Expenses and Other Current Assets and Other Assets — Prepaid expenses and other current assets represent amounts consisting primarily of prepaid insurance and service agreements. The service agreements are long-term contracts with major equipment suppliers covering the maintenance, spare parts and technical services required by the facilities. Payments are classified as prepayments and charged to expense or capital in the period that the work is performed. Other assets primarily represent deferred transmission credits and the long-term component of service agreements.

CALPINE GENERATING COMPANY, LLC
(a wholly-owned subsidiary of Calpine CalGen Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The balances as of December 31, 2004 and 2003 related to Prepaid expenses and other current assets and other assets are as follows (in thousands):

	2004	2003

Prepaid expenses and other current assets:
Service agreements	$9,191	$18,886
Insurance and other	12,345	10,558

Total	$21,536	$29,444

      For 2004, insurance and other includes $4.5 million in prepaid insurance, $2.0 million in prepaid property taxes, $1.5 million in deferred transmission credits and $4.3 million in other prepaid expenses.

	2004	2003

Other assets:
Service agreements and other	$13,628	$6,981
Deferred transmission credits	40,617	37,308

Total	$54,245	$44,289

      Service agreements and other includes $13.3 million in prepaid service agreements and $0.3 million in other assets.
      Property, Plant and Equipment, Net — See Note 4 for a discussion of the Company’s accounting policies for its property, plant and equipment.
      Project Development Costs — The Company capitalizes project development costs once it is determined that it is probable that such costs will be realized through the ultimate construction of a power plant. These costs include professional services, salaries, permits and other costs directly related to the development of a new project. Upon the start-up of plant operations, these costs are amortized as a component of the total cost of the plant over its estimated useful life.
      Deferred Financing Costs — Deferred financing costs are amortized to interest expense over the life of the related debt instrument, ranging from five to seven years, using the effective interest rate method. During the development and construction phases, this amortization is capitalized and amortized over the life of the plant. CalGen recorded $20.6 million, $18.2 million and $14.9 million in such amortization for the years ended December 31, 2004, 2003 and 2002, respectively. Of these amounts, $9.1 million, $6.1 million and $9.9 million was capitalized, respectively. As a result of the 2004 Refinancing, approximately $60.2 million in new deferred financing costs were incurred. The balance of deferred financing costs relating to the previous credit facility of approximately $12.5 million was written-off to interest expense in the first quarter of 2004. (see Note 5).
      Long-Lived Assets — In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” (“SFAS No. 144”) the Company evaluates the impairment of long-lived assets, including construction and development projects, based on the projection of undiscounted pre-interest expense and pre-tax expense cash flows whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. The significant assumptions that the Company uses in its undiscounted future cash flow estimates include the future supply and demand relationships for electricity and natural gas, the expected pricing for those commodities and the resultant spark spreads in the various regions where the Company generates. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values.

CALPINE GENERATING COMPANY, LLC
(a wholly-owned subsidiary of Calpine CalGen Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Concentrations of Credit Risk — Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable. The Company’s cash accounts are generally held in federally insured banks. The Company’s accounts and notes receivable are concentrated within entities engaged in the energy industry, mainly within the United States of America. The Company generally does not require collateral for accounts receivable from end-user customers, but evaluates the net accounts receivable and accounts payable and may require security deposits or letters of credit to be posted if exposure reaches a certain level.
      Revenue Recognition — Capacity revenue is recognized monthly, based on the plant’s availability. Energy revenue is recognized upon transmission or delivery to the customer. In addition to various third-party contracts, CalGen has entered into long-term power sales agreements with Calpine Energy Services, L.P. (“CES”), a subsidiary of its Parent, whereby CES purchases virtually all of the projects’ available electric energy and capacity (other than that sold under third-party power and steam agreements) and provides the facilities substantially all of their required natural gas needs. Prior to the 2004 Refinancing, for all fuel contracts where title for fuel did not transfer, the related power sales agreements were accounted for as tolling agreements and the associated fuel costs were presented as a reduction of the related power revenues. In connection with the 2004 Refinancing, new contracts were executed with CES. Under these new contracts, the title for fuel transfers to CalGen; therefore, they are not considered to be tolling agreements. As a result, the projects record gross revenues and fuel expense. Steam is generated as a by-product at our facilities and is recognized upon delivery to the customer.
      Under certain circumstances, CalGen is a party to a number of “buy-sell” transactions whereby CalGen purchases gas from a third-party, sells the gas to CES and then repurchases the gas from CES, at substantially the same price. Revenues from these transactions are netted against the affiliated fuel expense. For the year ended December 31, 2004, revenues of approximately $102 million from these transactions were netted against $102 million of associated fuel expense.
      Comprehensive Income — Comprehensive income is the total of net income and all other non-owner changes in equity. Accumulated Other Comprehensive Income (“AOCI”) typically includes unrealized gains and losses from derivative instruments that qualify as cash flow hedges and the effects of foreign currency translation adjustments. At December 31, 2004 and 2003, the Company did not have any AOCI.
      Derivative Instruments — SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) as amended and interpreted by other related accounting literature, establishes accounting and reporting standards for derivative instruments (including certain derivative instruments embedded in other contracts). SFAS No. 133 requires companies to record derivatives on their balance sheets as either assets or liabilities measured at their fair value unless exempted from derivative treatment as a normal purchase and sale. All changes in the fair value of derivatives are recognized currently in earnings unless specific hedge criteria are met, which requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.
      Accounting for derivatives at fair value requires the Company to make estimates about future prices during periods for which price quotes are not available from sources external to the Company. As a result, the Company is required to rely on internally developed price estimates when external price quotes are unavailable. The Company derives its future price estimates, during periods where external price quotes are unavailable, based on an extrapolation of prices from periods where external price quotes are available. The Company performs this extrapolation using liquid and observable market prices and extending those prices to an internally generated long-term price forecast based on a generalized equilibrium model.
      Mark-to-Market Activity, Net — This includes unrealized mark-to-market gains and losses on the Company’s Index Hedge (see discussion in Note 10).

CALPINE GENERATING COMPANY, LLC
(a wholly-owned subsidiary of Calpine CalGen Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Other Revenue — This primarily relates to income from an operating lease with a third party.
      Plant Operating Expense — This primarily includes employee expenses, repairs and maintenance, insurance, transmission cost and property taxes.
      Provision (Benefit) for Income Taxes — CalGen is a single member limited liability company that has been appropriately treated as a taxable entity for financial reporting purposes. For all periods presented, the Company accounted for income taxes using the separate return method, pursuant to SFAS No. 109. Under SFAS No. 109, a valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Because of significant historical net losses incurred by the Company, a valuation allowance has been established for the entire amount of the excess of deferred tax assets over deferred tax liabilities. Accordingly, the Company’s net tax liability has been reduced to zero and no tax provision or benefit has been recorded. The taxable income or loss of the Company is included with the consolidated income tax returns of Calpine Corporation.
New Accounting Pronouncements

FIN 46 and FIN 46-R
      In January 2003 the FASB issued FIN 46 which requires the consolidation of an entity by an enterprise that absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interest in the entity. Historically, entities have generally been consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity. The objectives of FIN 46 are to provide guidance on the identification of a Variable Interest Entity (“VIE”) for which control is achieved through means other than ownership of a majority of the voting interest of the entity and how to determine which business enterprise (if any), as the primary beneficiary, should consolidate the VIE. This model for consolidation applies to an entity in which either (1) the at-risk equity is insufficient to absorb expected losses without additional subordinated financial support or (2) its at-risk equity holders as a group are not able to make decisions that have a significant impact on the success or failure of the entity’s ongoing activities. A variable interest in a VIE, by definition, is an asset, liability, equity, contractual arrangement or other economic interest that absorbs the entity’s variability.
      In December 2003 the FASB modified FIN 46 with FIN 46-R to make certain technical corrections and to address certain implementation issues. FIN 46, as originally issued, was effective immediately for VIEs created or acquired after January 31, 2003. FIN 46-R delayed the effective date of the interpretation to no later than March 31, 2004, (for calendar-year enterprises), except for Special Purpose Entities for which the effective date was December 31, 2003.
      The determination of whether CalGen or the purchaser of the power in a long-term power sales or tolling agreement consolidates a VIE is based on which variable interest holder absorbs the majority of the risk of the VIE and is, therefore, the primary beneficiary. An analysis was performed for CalGen subsidiaries with significant long-term power sales or tolling agreements. Certain of the CalGen subsidiaries were deemed to be VIEs by virtue of a long-term power sales or tolling agreements. CalGen qualitatively determined that power sales or tolling agreements with a term for less than one-third of the facility’s remaining useful life or for less than 50% of the entity’s capacity would not cause the power purchaser to be the primary beneficiary, due to the length of the economic life of the underlying assets. As all of CalGen’s contracts are of this nature, CalGen is deemed to absorb a majority of the entity’s variability and, accordingly, continues to consolidate the assets and liabilities of all of the projects.

CALPINE GENERATING COMPANY, LLC
(a wholly-owned subsidiary of Calpine CalGen Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

EITF 04-7
      An integral part of applying FIN 46-R is determining which economic interests are variable interests. In order for an economic interest to be considered a variable interest, it must “absorb variability” of changes in the fair value of the VIE’s underlying net assets.
      Questions have arisen regarding (a) how to determine whether an interest absorbs variability and (b) whether the nature of how a long position is created, either synthetically through derivative transactions or through cash transactions, should affect the assessment of whether an interest is a variable interest. Emerging Issues Task Force (“EITF”) Issue No. 04-7: “Determining Whether an Interest Is a Variable Interest in a Potential Variable Interest Entity” is still in the discussion phase but will eventually provide a model to assist in determining whether an economic interest in a VIE is a variable interest. The Task Force’s discussions on this Issue have centered on if the variability should be based on whether (a) the interest absorbs fair value variability, (b) the interest absorbs cash flow variability or (c) the interest absorbs both fair value and cash flow variability. While a consensus has not been reached, a majority of the Task Force members generally support an approach that would determine predominant variability based on the nature of the operations of the VIE. Under this view, for financial VIEs, a presumption would exist that only interests that absorb fair value variability would be considered variable interests. Conversely, for non-financial (or operating) VIEs, a presumption would exist that only interests that absorb cash flow variability would be considered variable interests. The final conclusions reached on this issue may impact the Company’s methodology used in making quantitative and/or qualitative assessments of the variability absorbed by the different economic interests holders in the VIE’s in which the Company holds a variable interest. However, until the EITF reaches a final consensus, the effects of this issue on the Company’s financial statements is indeterminable.

SFAS No. 151
      In November 2004, FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). This Statement amends the guidance in ARB No. 43 “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “... under some circumstances, items such as idle facility expense, excessive spoilage, double freight and rehandling costs may be so abnormal as to require treatment as current period charges... .” This Statement requires those items to be recognized as a current-period charge regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 are applicable to inventory costs incurred during fiscal years beginning after June 15, 2005. Adoption of this statement is not expected to materially impact the Company’s results of operations or financial position.

SFAS No. 153
      In December 2004, FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets — Accounting Principles Board Opinion No. 29, Accounting for Nonmonetary Transactions” (“SFAS No. 153”). This standard eliminates the exception in APB No. 29 for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. It requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (2) the transaction lacks commercial substance (as defined). A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.

CALPINE GENERATING COMPANY, LLC
(a wholly-owned subsidiary of Calpine CalGen Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The new standard will not apply to the transfers of interests in assets in exchange for an interest in a joint venture and amends SFAS No. 66, “Accounting for Sales of Real Estate,” to clarify that exchanges of real estate for real estate should be accounted for under APB No. 29. It also amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS No. 140”) to remove the existing scope exception relating to exchanges of equity method investments for similar productive assets to clarify that such exchanges are within the scope of SFAS No. 140 and not APB No. 29. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Adoption of this statement is not expected to materially impact the Company’s results of operations or financial position.

4.	Property, Plant and Equipment, Net, and Capitalized Interest
      As of December 31, the components of property, plant and equipment, are stated at cost less accumulated depreciation and amortization as follows (in thousands):

	2004	2003

Buildings, machinery, and equipment	$5,917,575	$4,847,734
Less: Accumulated depreciation and amortization	(338,172)	(187,557)

	5,579,403	4,660,177
Land	7,854	7,235
Construction in progress	707,172	1,646,754

Property, plant and equipment, net	$6,294,429	$6,314,166

      Total depreciation and amortization expense for the years ended December 31, 2004, 2003 and 2002 was $151.7 million, $121.0 million and $59.9 million, respectively.
      At December 31, 2003, the property, plant and equipment balances included the cost of certain turbines held in an equipment company business unit that was included in the consolidated financial statements. The value of the turbines was approximately $119.6 million. On March 23, 2004, these turbines were transferred to Calpine in a non-cash transaction which reduced subordinated parent debt as they are not part of the collateral in the 2004 Refinancing.
      In March 2002, CalGen restructured its turbine agreements including timing of deliveries and payment schedules. In addition, a number of orders were cancelled. As a result of these actions, CalGen recorded a cancellation and restructuring charge of $115.1 million.
      Buildings, Machinery, and Equipment — This component primarily includes electric power plants and related equipment. Depreciation is recorded utilizing the straight-line method over the estimated original composite useful life, generally 35 years for baseload power plants, exclusive of the estimated salvage value, typically 10%. Zion, which is a peaking facility, is depreciated over 40 years, less the estimated salvage value of 10%.
      Major Maintenance — The Company capitalizes costs for major turbine generator refurbishments for the “hot gas path section” and compressor components, which include such significant items as combustor parts (e.g. fuel nozzles, transition pieces and “baskets”), compressor blades, vanes and diaphragms. These refurbishments are done either under long term service agreements by the original equipment manufacturer or by Calpine’s Turbine Maintenance Group. The capitalized costs are depreciated over their estimated useful lives ranging from three to twelve years. At December 31, 2004, the weighted average life was approximately six years. The Company expenses annual planned maintenance.

CALPINE GENERATING COMPANY, LLC
(a wholly-owned subsidiary of Calpine CalGen Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Construction in Progress — Construction in progress (“CIP”) is primarily attributable to gas-fired power projects under construction including prepayments on gas and steam turbine generators. Upon commencement of plant operation, these costs are transferred to the applicable property category, generally buildings, machinery and equipment. The Pastoria Energy Center, which is expected to commence Phase I operations in May 2005 and phase II operations in June 2005, was the only facility under construction at December 31, 2004. Compared to the previous year, construction in progress decreased by approximately $940 million as we completed construction and brought into operation several facilities.
      Capitalized Interest — The Company capitalizes interest on capital invested in projects during the advanced stages of development and the construction period in accordance with SFAS No. 34, “Capitalization of Interest Cost,” (“SFAS No. 34”) as amended by SFAS No. 58, “Capitalization of Interest Cost in Financial Statements That Include Investments Accounted for by the Equity Method (an Amendment of FASB Statement No. 34)” (“SFAS No. 58”). For the years ended December 31, 2004, 2003 and 2002, the total amount of interest capitalized was $55.0 million, $123.6 million and $236.4 million, respectively. Upon commencement of plant operation, capitalized interest, as a component of the total cost of the plant, is amortized over the estimated useful life of the plant. The decrease in the amount of interest capitalized during the year ended December 31, 2004 reflects the completion of construction for several power plants.
      Capitalized interest is computed using two methods: (1) capitalized interest on funds borrowed for specific construction projects and (2) capitalized interest on general debt. For capitalization of interest on specific funds, the Company capitalizes the interest cost incurred related to debt entered into for specific projects under construction. The methodology for capitalizing interest on general debt, consistent with paragraphs 13 and 14 of SFAS No. 34, “Capitalization of Interest Cost,” begins with a determination of the borrowings applicable to our qualifying assets. The basis of this approach is the assumption that the portion of the interest costs that are capitalized on expenditures during an asset’s acquisition period could have been avoided if the expenditures had not been made. This methodology takes the view that if funds are not required for construction then they would have been used to pay off other debt. The Company uses its best judgment in determining which borrowings represent the cost of financing the acquisition of the assets. Prior to the 2004 Refinancing, general debt consisted primarily of subordinated debt from our Parent (the “Subordinated Parent Debt”). The interest rate is derived by dividing the total interest cost by the average borrowings. This weighted average interest rate is applied to our average qualifying assets in excess of specific debt on which interest is capitalized.
      Impairment Evaluation — All long-lived assets, such as property, plant and equipment, are reviewed for impairment whenever there is an indication of a potential reduction in fair value. Factors which could trigger an impairment include significant underperformance relative to historical or projected future operating results, significant changes in how the Company uses the acquired assets or in its overall business strategy and significant negative industry or economic trends.
      The determination of whether impairment has occurred is based on an estimate of undiscounted cash flows attributable to the assets, as compared to the carrying value of the assets. The significant assumptions used in our undiscounted future cash flow estimates include the future supply and demand relationships for electricity and natural gas and the expected pricing for those commodities as well as the resultant spark spreads in the various regions where the Company generates. If an impairment has occurred, the amount of the impairment loss recognized would be determined by estimating the fair value of the assets and recording a loss to the extent that the fair value was less than the book value.
      The Company’s assessment regarding the existence of impairment factors is based on market conditions, operational performance and legal factors related to its projects. The Company’s review of factors present and the resulting appropriate carrying value of long-lived assets are subject to judgments and estimates that management is required to make. No impairment charge has been recorded to date for any projects. However,

CALPINE GENERATING COMPANY, LLC
(a wholly-owned subsidiary of Calpine CalGen Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
future events could cause us to conclude that impairment indicators exist and that long-lived assets might be impaired.
      Asset Retirement Obligation — The Company adopted SFAS No. 143 on January 1, 2003. As required by the new rules, the Company identified asset retirement obligations related to operating gas-fired power plants and recorded liabilities equal to the present value of expected obligations at January 1, 2003. (see discussion in Note 2)
      The table below details the change during 2003 and 2004 in the Company’s asset retirement obligation (in thousands):

Asset retirement obligation at January 1, 2003	$241
Liabilities incurred in 2003	3,065
Liabilities settled in 2003	—
Accretion expense	345
Revisions in the estimated cash flows	—

Asset retirement obligation at December 31, 2003	$3,651
Liabilities incurred in 2004	1,325
Liabilities settled in 2004	—
Accretion expense	581
Revisions in the estimated cash flows	—

Asset retirement obligation at December 31, 2004	$5,557

5.	Notes Payable, Term Loans and Other Financings
      On March 23, 2004, the Company completed its offerings of secured term loans and secured notes totaling $2.4 billion. Net proceeds from the offerings were used to repay amounts outstanding under the $2.5 billion CCFC II revolving construction credit facility (the “Construction Facility”), which was scheduled to mature in November 2004, and to pay fees and transaction costs associated with the refinancing. The new debt securities (the “Notes”) were issued in various traunches and, except for the Third Priority Secured Notes Due 2011, carry a floating interest rate based on LIBOR plus a spread. The Third Priority Secured Notes Due 2011 carry a fixed interest rate of 11.5%.

CALPINE GENERATING COMPANY, LLC
(a wholly-owned subsidiary of Calpine CalGen Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Long-term debt consisted of the following at December 31:

	2004	2003

	(In millions)
First Priority Secured Floating Rate Notes Due 2009	$235.0	$—
Second Priority Secured Floating Rate Notes Due 2010	640.0	—
Third Priority Secured Floating Rate Notes Due 2011	680.0	—
Third Priority Secured Notes Due 2011	150.0	—
First Priority Secured Term Loans Due 2009	600.0	—
Second Priority Secured Term Loans Due 2010	100.0	—
Construction Facility	—	2,200.3
Subordinated Parent Debt	—	4,615.3

	2,405.0	6,815.6
Less: Unamortized Discount	(9.7)	—

Total Debt	2,395.3	6,815.6
Notes Payable	2.3	2.4

Total Debt and Notes Payable	2,397.6	6,818.0
Less: current portion	(0.2)	(2,200.4)

Total Long-Term Debt and Notes Payable	$2,397.4	$4,617.6

First Priority Secured Floating Rate Notes Due 2009
      The First Priority Secured Floating Rate Notes Due 2009 were issued at par. The Company must repay these notes in seven quarterly installments of 0.250% of the original principal amount, commencing on July 1, 2007, and ending on January 1, 2009. The remaining principal will be payable on April 1, 2009. At December 31, 2004, the outstanding balance of these notes was $235.0 million. Interest on these notes is based on LIBOR plus 375 basis points and the effective interest rate, after amortization of deferred financing costs, was 5.76% per annum at December 31, 2004. The Company may redeem any of the First Priority Notes beginning on April 1, 2007, at an initial redemption price of 102.5% of the principal amount, plus interest.
Second Priority Secured Floating Rate Notes Due 2010
      The Second Priority Secured Floating Rate Notes Due 2010 were issued at a discount of 98.5% of par and the Company recorded total discount of $9.6 million. The discount is deferred and amortized over the terms of the notes. For the year ended December 31, 2004, amortization of the debt discount for the notes amounted to $1.2 million. The Company must repay these notes in seven consecutive quarterly installments of 0.250% of the original principal amount, commencing on July 1, 2008 and ending on January 1, 2010. The remaining principal is payable on April 1, 2010. At December 31, 2004, the outstanding balance of these notes was $631.6 million. Interest on these notes is based on LIBOR plus 575 basis points and the effective interest rate, after amortization of deferred financing costs, was 8.06% per annum at December 31, 2004. The Company may redeem any of the Second Priority Notes beginning on April 1, 2008 at an initial redemption price of 103.5% of the principal amount plus accrued interest.
Third Priority Secured Floating and Fixed Rate Notes Due 2011
      The Third Priority Secured Floating Rate Notes Due 2011 were issued at par. These notes will mature on April 1, 2011 and there are no scheduled mandatory principal payments prior to maturity. At December 31,

CALPINE GENERATING COMPANY, LLC
(a wholly-owned subsidiary of Calpine CalGen Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2004, the outstanding balance of these notes was $680.0 million. Interest on these notes is based on LIBOR plus 900 basis points and the effective interest rate, after amortization of deferred financing costs, was 10.85% per annum at December 31, 2004.
      The Third Priority Secured (Fixed) Rate Notes Due 2011 were issued at par. These notes will mature on April 1, 2011 and there are no scheduled mandatory principal payments prior to maturity. At December 31, 2004, the outstanding balance of these notes was $150.0 million. Interest on these notes is fixed at 11.5% and the effective interest rate, after amortization of deferred financing costs, was 11.81% per annum at December 31, 2004. The Third Priority Floating Rate and Fixed Rate notes will not be redeemable at the Company’s option prior to maturity.
First Priority Secured Term Loans Due 2009
      The First Priority Secured Term Loans were issued at par. The Company must repay these notes in consecutive quarterly installments of 0.250% of the original principal amount, commencing on April 1, 2007 and ending on January 1, 2009. The remaining principal is payable on April 1, 2009. Interest on the loans is at LIBOR plus 375 basis points. The Company may also elect a base rate, which is equal to the higher of (a) the prime rate and (b) the federal funds effective rate plus one half of one percent (the “Base Rate”) plus 275 basis points. At December 31, 2004, the outstanding balance of these notes was $600.0 million. The effective interest rate, after amortization of deferred financing costs, was 5.75% per annum at December 31, 2004. Prepayments on the First Priority Term Loans are not permitted prior to April 1, 2007. However on or after that date, the Company has the option to prepay some or all of the loans at 102.50% of the principal amount plus accrued and unpaid interest. On or after April 1, 2008, the Company will be permitted at its option to prepay some or all of the loans at par plus accrued and unpaid interest.
Second Priority Secured Term Loans Due 2010
      The Second Priority Secured Term Loans were issued at 98.5% of par. The Company recorded a discount of $1.5 million, which is deferred and amortized over the term of the loans. For the year ended December 31, 2004, amortization of the debt discount on the loans amounted to $0.2 million. The Company must repay these loans in consecutive quarterly installments of 0.250% of the original principal amount, commencing on April 1, 2008 and ending on January 1, 2010. The remaining principal is payable on April 1, 2010. Interest on the loans is at LIBOR plus 575 basis points. The Company may also elect a Base Rate plus 475 basis points. At December 31, 2004, the outstanding balance of these loans was $98.7 million. The effective interest rate, after amortization of deferred financing costs and debt discount, was 8.04% per annum at December 31, 2004. Prepayments on the Second Priority Term Loans are not permitted prior to April 1, 2008. On or after April 1, 2008, the Company may, at its option, prepay some or all of the loans at 103.50% of the principal amount plus accrued and unpaid interest. On or after April 1, 2009, the Company will be permitted at its option to prepay some or all of the loans at par plus accrued and unpaid interest.
      The secured term loans and secured notes described above are secured through a combination of pledges of the equity interests in CalGen and its first tier subsidiary, CalGen Expansion Company, liens on the assets of CalGen’s power generating facilities (other than its Goldendale facility) and related assets located throughout the United States. The lenders’ recourse is limited to such security and none of the indebtedness is guaranteed by Calpine. (see Note 11, Guarantor Subsidiaries — Supplemental Consolidating Financial Statements).
Other Financings
      Concurrent with the 2004 Refinancing, the Company entered into an agreement with a group of banks led by The Bank of Nova Scotia for a $200.0 million revolving credit facility (the “Revolving Credit Facility”).

CALPINE GENERATING COMPANY, LLC
(a wholly-owned subsidiary of Calpine CalGen Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
This three-year facility will be available for specified working capital purposes, capital expenditures on Pastoria, and for letters of credit. All amounts outstanding under the Revolving Credit Facility will bear interest at either (i) the Base Rate plus 250 basis points, or (ii) at LIBOR plus 350 basis points. Collateral for the Revolving Credit Facility includes first priority security interests in the same collateral securing the notes and term loans. This new facility will require us to comply with various affirmative and negative covenants including restrictions on our ability to incur new debt, make certain investments and acquisitions, and sell our assets. Certain other covenants require us to maintain a minimum interest coverage ratio and a consolidated first priority and second priority secured lien debt to kilowatt ratio. Fees associated with the placing of the Revolving Credit Facility amounted to approximately $7.5 million. Other fees, including legal and professional fees amounted to approximately $1.0 million. These fees are amortized over the life of the facility. At December 31, 2004, there were no outstanding borrowings under the facility and amortization of the fees for the year ended December 31, 2004 was $1.9 million. In addition, $190.0 million in letters of credit were issued and outstanding at December 31, 2004. These letters of credit were primarily issued to support fuel purchases and other operational activities.
      The Company also entered into a $750.0 million unsecured subordinated working capital facility (the “Working Capital Facility”) with CalGen Holdings, Inc., our sole member. Under the Working Capital Facility, the Company may borrow funds only for specific purposes including claims under its business interruption insurance with respect to any of the facilities or a delay in the start up of the Pastoria facility; losses incurred as a result of uninsured force major events; claims for liquidated damages against third party contactors with respect to the Goldendale and Pastoria facilities and spark spread diminution after expiration of the three-year Index Hedge agreement with Morgan Stanley Capital Group (“MSCG”) (see Note 10). Borrowings under the Working Capital Facility will bear interest at LIBOR plus 4.0% and interest will be payable annually in arrears and will mature in 2019. The Working Capital Facility is not part of the collateral that secures the notes, the term loans, or the Revolving Credit Facility and will not be available to the holders of the notes, the term loans or the new Revolving Credit Facility upon a foreclosure or available in a bankruptcy of the company. There were no fees paid in connection with establishing the Working Capital Facility. At December 31, 2004, there were no outstanding borrowings under the Working Capital Facility.
      Prior to the 2004 Refinancing, the Company’s long-term debt consisted of a revolving construction credit facility and the Subordinated Parent Debt. The Construction Facility, established in October 2000, was a four-year, non-recourse credit agreement for $2,500.0 million with a consortium of banks. As of December 31, 2003, the Company had $2,200.4 million in borrowings and $53.2 million in letters of credit outstanding under the facility. Borrowings under this facility bore variable interest that was calculated based on a base rate plus applicable margin ranging between 0.750% and 1.50% or LIBOR plus an applicable margin ranging between 1.50% and 2.25%. The interest rate at December 31, 2003 was 2.634%. The interest rate ranged from 2.59% to 2.92% during 2003. The Construction Facility was repaid and terminated on March 23, 2004 in connection with the 2004 Refinancing. The Subordinated Parent Debt was evidenced by a note agreement dated January 1, 2002. At December 31, 2003, the outstanding balance was $4.6 billion. Under the debt subordination agreement, interest payments to the Parent were not permissible until all senior debt was liquidated. Accordingly, the interest on the Subordinated Parent Debt has been treated as a non-cash transaction and has been added back to net income for purposes of computing cash flows from operations in the accompanying statements of cash flows. Effective March 23, 2004 and in connection with the 2004 Refinancing, the Parent converted the Subordinated Parent Debt balance, which included accrued interest, totaling $4.4 billion to equity as a non-cash capital contribution.
      In connection with a Raw Water Service Agreement (“Water Agreement”) entered into with Contra Costa Water District for raw water service through April 2015, Delta and Los Medanos issued a promissory note valued at $3.5 million for the service connection fee. Payments are annual, due April 1st of each year. The interest rate charged is based on the average rate for the preceding calendar year for the Local Agency

CALPINE GENERATING COMPANY, LLC
(a wholly-owned subsidiary of Calpine CalGen Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Investment Fund plus 2.5%. The note is split 70% Delta and 30% Los Medanos per the terms of the Water Agreement. At December 31, 2004 and 2003, the balance of the note was $2.3 million and $2.4 million, respectively.

6.	Annual Debt Maturities
      The annual principal repayments or maturities of notes payable, term loans and other financings as of December 31, 2004, are as follows (in thousands):
Annual Debt Repayments or Maturities

	Priority Notes
	and Term	Notes
	Loans	Payable

2005	$—	$168
2006	—	175
2007	4,175	182
2008	12,050	190
2009	829,875	197
Thereafter	1,558,900	1,365

Total	$2,405,000	$2,277

7.	Provision for Income Taxes
      The table below details the Company’s income/(loss) before benefit for income taxes for the years ended December 31, 2004, 2003 and 2002 (in thousands):

	2004	2003	2002

Loss before benefit for income taxes	$(58,145)	$(192,515)	$(150,144)
      For the years ended December 31, 2004, 2003, and 2002, there was no current or deferred provision or benefit for income taxes. A reconciliation of the expected tax benefit (measured at the U.S. statutory tax rate of 35% to loss before income tax benefit) to the Company’s actual effective rate for income taxes for the years ended December 31, 2004 and 2003 is as follows:

	2004	2003

Expected tax benefit at the United States statutory tax rate	35.0%	35.0%
Future benefits not recognized	(35.0)%	(35.0)%

Effective income tax rate	—%	—%

CALPINE GENERATING COMPANY, LLC
(a wholly-owned subsidiary of Calpine CalGen Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The significant components of temporary differences that comprise deferred tax assets and deferred tax liabilities are as follows as of December 31, 2004 and 2003 (in thousands):

	2004

	Current	Noncurrent	Total

Deferred tax assets:
Net operating loss carryforwards	$—	$667,105	$667,105
Accrued liabilities	94	1,389	1,483

Total gross deferred tax assets	94	668,494	668,588
Less valuation allowance	—	(140,336)	(140,336)

Net deferred tax assets	$94	$528,158	$528,252
Deferred tax liabilities:
Accrued liabilities	$(17,766)	$—	$(17,766)
Property differences	—	(510,486)	(510,486)

Total deferred tax liabilities	—	—	—
Net deferred tax asset (liability)	$(17,672)	$17,672	$—

	2003

	Current	Noncurrent	Total

Deferred tax assets:
Net operating loss carryforwards	$—	$557,970	$557,970

Total gross deferred tax assets	—	557,970	557,970
Less valuation allowance	—	(117,126)	(117,126)

Net deferred tax assets	$—	$440,844	$440,844
Deferred tax liabilities:
Property differences	$—	$(440,844)	$(440,844)

Total deferred tax liabilities	—	(440,844)	(440,844)
Net deferred tax asset (liability)	$—	$—	$—

      The above amounts have been estimated as of the respective year-ends. When the Company files its tax returns, the amounts may be adjusted.
      At December 31, 2004, the net operating loss consists of federal and state carryforwards of approximately $1.7 billion which will expire between 2015 and 2024. The realizability of the net deferred tax asset is evaluated quarterly in accordance with SFAS No. 109, which requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. As a result, the Company has provided a valuation allowance of $140.3 million and $117.1 million at December 31, 2004 and 2003, respectively, and has not recognized income tax benefits for any of the periods presented because it has experienced cumulative operating losses. For the years ended December 31, 2004 and 2003, the valuation allowance increased by $23.2 million and $84.7 million, respectively.

8.	Customers
      In addition to third-party agreements, each of our facilities entered into the Index Based Gas Sale and Power Purchase Agreement (the “Index Based Agreement”) with CES. The Delta and Los Medanos

CALPINE GENERATING COMPANY, LLC
(a wholly-owned subsidiary of Calpine CalGen Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
facilities entered into the WECC Fixed Price Gas Sale and Power Purchase Agreement (the “Fixed Price Agreement”) with CES. Under these agreements, CES purchases substantially all of the output for each facility (subject to certain exceptions for direct sales to third parties) and sells or delivers to each facility substantially all of the gas required for its operations (subject to certain exceptions for gas purchases from third parties).
      Under the Fixed Price Agreement, CES purchases a total of 500 MW of capacity and associated energy from the Delta and Los Medanos facilities for a fixed price. In addition, CES will provide substantially all of the gas required to generate the energy scheduled pursuant to this agreement. CES makes a net payment of $3,615,346 (equivalent to $7.231/kW-month) each month for power purchased and gas sold under this agreement. In addition, CES makes variable operation and maintenance payments, which are dependent on the amount of energy delivered and the amount of operating time during on-peak hours. CES has the right in its sole discretion to schedule deliveries of energy from each facility up to its respective contracted capacity. However, the fixed payment shall be payable in full whether or not electricity deliveries have been scheduled, except for a facility’s failure to deliver. The Fixed Price Agreement is in effect through December 31, 2009, unless terminated earlier as permitted. Upon expiration or termination of the agreement, all capacity and associated energy would automatically be subject to the Index Based Agreement.
      Under the Index Based Agreement, CES purchases the available electric output of each facility not previously sold under another long-term agreement. In addition, CES sells to each facility substantially all of the gas required to operate. Calpine guarantees CES’s performance under this agreement, which is in effect through December 31, 2013, unless terminated earlier as permitted. Pursuant to the Index Based Agreement, the Company’s off-peak, peaking and power augmentation products will be sold to CES at a fixed price through December 31, 2013. In addition, all of our remaining on-peak capacity will be sold to CES at a floating spot price that reflects the positive difference (if any, but never negative) between day-ahead power prices and day-ahead gas prices using indices chosen to approximate the actual power price that would be received and the actual gas price that would be paid in the market relevant for each facility. Each month, CES pays a net contract price for energy purchased and gas sold under this agreement. The contract price will equal the sum of:
      (1) an aggregate net payment for products provided during on-peak periods calculated in accordance with the agreement, plus
      (2) an aggregate fixed monthly payment for all other products, including off-peak, peaking and power augmentation products, generated by each facility, which will equal $13,677,843, plus
      (3) a total variable operation and maintenance payment for the facilities (which will depend on the actual time the facilities are operating and delivering energy from the capacity subject to the Index Based Agreement), plus
      (4) certain adjustments with respect to gas transportation and electric transmission charges, minimum generation requirements and certain power purchase arrangements, minus
      (5) the amount paid under the Amoco Contract with respect to the Morgan facility, plus
      (6) the cost of gas supplied to support certain other power purchase agreements and steam sale agreements (including, as applicable, power and/or steam sold to certain facilities’ industrial hosts). The Index Based Agreement also provides for the issuance of letters of credit under our revolving credit facility which support certain gas supply agreements between CES, the projects and third parties.
      Prior to the 2004 Refinancing, certain power purchase and gas sales agreements were accounted for as tolling agreements. Under those previous agreements, fuel was provided to the facilities; however, title to this fuel never transferred. Consistent with the Company’s historical accounting policies, revenues under a tolling

CALPINE GENERATING COMPANY, LLC
(a wholly-owned subsidiary of Calpine CalGen Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
agreement were presented net of associated fuel costs on the Consolidated Statement of Operations. The new contracts executed with CES on March 23, 2004 are not considered to be tolling agreements since title to the gas transfers, and as such, the projects record gross revenues and fuel expense.
      From 2002 to 2004, CES was a significant customer (accounted for more than 10% of the Company’s consolidated revenues). Lyondell-Citgo Refining L.P. was a significant customer in 2002. Revenues earned from the significant customers for the years ended December 31, 2004, 2003 and 2002, were as follows (in thousands):

	2004	2003	2002

Revenues:
CES	$1,258,101	$779,162	$388,586
Lyondell-Citgo Refining L.P.	*	*	65,312
      Receivables due from the significant customers at December 31, 2004 and 2003, were as follows (in thousands):

	2004	2003

Receivables:
Calpine and related subsidiaries, net (primarily CES)	$600	$—

*	Customer not significant in respective year.

9.	Related-Party Transactions
      Concurrent with the closing of its offerings on March 23, 2004, the Company entered into various agreements with Calpine or a Calpine affiliate. The following is a general description of each of the various agreements:
      WECC Fixed Price Gas Sale and Power Purchase Agreement — See discussion in Note 8 above.
      Index Based Gas Sale and Power Purchase Agreement — See discussion in Note 8 above.
      Master Operation and Maintenance Agreement — Under the Master Operation and Maintenance Agreement (the “O&M Agreement”), Calpine Operating Services Company, Inc. (“COSCI”) provides all services necessary to operate and maintain each facility (other than major maintenance, which is not currently provided by COSCI under the Maintenance Agreement as described under “Master Maintenance Services Agreement” below, and general and administrative services, which are provided as described under “Administrative Services Agreement” below). Covered services include labor and operating costs and fees, routine maintenance, materials and supplies, spare parts (except for combustion turbine hot path spare parts), tools, shop and warehouse equipment, safety equipment and certain project consumables and contract services (including facility maintenance, temporary labor, consultants, waste disposal, corrosion control, fire protection, engineering and environmental services), as well as procurement of water supply, water treatment and disposal, waste disposal, electricity usage and demand costs, fixed utility access, interconnection and interconnection maintenance charges, gas and electric transmission costs and emergency services.
      All work and services performed under the O&M Agreement is provided on a cost reimbursable basis plus reasonable overhead. Costs payable to COSCI shall not, in the aggregate, exceed costs for similar goods or services that would normally be charged by unrelated third parties and shall in no event exceed the prices that COSCI charges to unrelated third parties for such goods or services. The O&M Agreement has an initial term of 10 years beginning March 23, 2004 and is automatically extended for successive one-year periods thereafter until terminated by either party.

CALPINE GENERATING COMPANY, LLC
(a wholly-owned subsidiary of Calpine CalGen Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Master Maintenance Services Agreement — At December 31, 2004, major maintenance services were provided for under agreements with Siemens Westinghouse Power Corporation or General Electric Company. Under the Master Maintenance Services Agreement (the “Maintenance Agreement”), COSCI will provide major maintenance services when agreements with third parties are terminated. Until the third-party agreements are terminated, COSCI will act as the administrator. In addition, Calpine indemnifies the facilities for any costs or expenses incurred in the termination of these third-party maintenance agreements.
      The Maintenance Agreement applies to major maintenance services, such as turbine overhauls or other major maintenance events as agreed upon by the parties, and is distinct from the O&M Agreement (which provides routine operation and maintenance). Under the Maintenance Agreement, COSCI provides periodic inspection services relating to the combustion turbines for each covered facility, including all labor, supervision and technical assistance (including the services of an experienced maintenance program engineer) necessary to provide these inspection services. COSCI also provides new parts and repairs or replaces old or worn out parts for the combustion turbines and will provide technical field assistance, project engineers and support personnel related to the performance of its services under this agreement. The services under this agreement are to be consistent with the annual operating plan for each facility developed pursuant to the O&M Agreement. The Maintenance Agreement was executed on March 23, 2004 and has an initial term of 10 years. Calpine guarantees COSCI’s performance under the O&M Agreement as well as the Maintenance Agreement.
      Master Construction Management Agreement — Under the Master Construction Management Agreement (the “Construction Agreement”), Calpine Construction Management Company, Inc. (“CCMCI”) manages the construction of the Pastoria facility and the coordination of the various construction and supply contracts. In addition, CCMCI is responsible for the acceptance and commissioning of Pastoria and its various subsystems as they are completed, for starting up the facility and for running all performance and acceptance tests. CCMCI is reimbursed for all project personnel and third party costs incurred in connection with the construction of the facility. The Construction Agreement is effective until the final completion of the facility. Calpine guarantees CCMCI’s obligations under this agreement.
      Administrative Services Agreement — Under the Administrative Services Agreement (the “Administrative Agreement”), Calpine Administrative Services Company, Inc. (“CASCI”) performs the following administrative services: accounting, financial reporting, budgeting and forecasting, tax, cash management, review of significant operating and financial matters, contract administrative services, invoicing, computer and information services and such other administrative and regulatory filing services as may be directed by us. We pay CASCI on a cost reimbursable basis, including internal Calpine costs and reasonable overhead, for services provided. The Administrative Agreement was executed on March 23, 2004 and has an initial term of 10 years. Calpine guarantees CASCI’s obligations under this agreement.
      Prior to the execution of these agreements on March 23, 2004, the Company and its subsidiaries were party to various agreements with Calpine or a Calpine affiliate. Under the power marketing and gas supply agreements, CES provided power marketing and fuel management services, which were accounted for as either a purchase and sale or as a tolling arrangement. In addition, Calpine or a Calpine affiliate provided operation and maintenance services, construction services and administrative services under various agreements.
      In addition to the above-discussed contractual relationships, the Company has received a substantial portion of its construction financing from the Parent. Effective March 23, 2004 and in connection with the 2004 Refinancing, the Parent converted the Subordinated Parent Debt balance, which, including accrued interest totaled $4.4 billion to equity as a non-cash capital contribution.

CALPINE GENERATING COMPANY, LLC
(a wholly-owned subsidiary of Calpine CalGen Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The related party balances are summarized as follows (in thousands):

	2004	2003

As of December 31,
Accounts receivable, net	$600	$—
Accounts payable, net	—	781
Subordinated parent debt	—	4,615,276

	2004	2003	2002

For the Year Ended December 31,
Revenue	$1,258,101	$779,162	$388,586
Fuel expense	1,084,181	765,457	282,500
Plant operating expense	7,367	37,639	16,035
General and administrative expense	5,340	5,150	3,086
Interest expense	72,173	255,687	111,304
      The general and administrative costs reflected in the table above were allocated to the Company in accordance with the guidance of SAB No. 55 (see Note 1). Additionally, annual amounts borrowed from the Parent as Subordinated Parent Debt are summarized in the accompanying consolidated statements of cash flows.

10.	Derivative Instruments
      As an independent power producer primarily focused on generation of electricity using gas-fired turbines, the Company’s natural physical commodity position is “short” fuel (i.e., natural gas consumer) and “long” power (i.e., electricity seller). To manage forward exposure to price fluctuations, the Company entered into a three-year Index Hedge with MSCG. The Index Hedge will provide for semi-annual payments to the Company if the aggregate spark spread amount calculated under the Index Hedge for any six-month period during the term of the Index Hedge is less than $50.0 million. The semi-annual payment dates are March 31 and September 30, beginning September 30, 2004. Based on the aggregate spark spread calculation, no payment was made to the Company under the Index Hedge on September 30, 2004. The Company paid $45.0 million for the Index Hedge. The amount paid includes a value of $38.3 million over the estimated exercise value of the Index Hedge calculated based on the Company internally developed models. The Company recorded the valuation difference as a component of derivative assets. In accordance with EITF 02-03, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities” the valuation difference is accounted for as a deferred amount and amortized to income over the term of the contract. The amount amortized for the year ended December 31, 2004 was $5.6 million (realized expense). The Index Hedge qualifies as a derivative under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” but does not meet hedge accounting requirements and, therefore, changes in the value are recognized in the consolidated statement of operations. The amount of unrealized loss associated with mark-to-market activities amounted to $3.5 million.

CALPINE GENERATING COMPANY, LLC
(a wholly-owned subsidiary of Calpine CalGen Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The table below reflects the amounts (in thousands) that are recorded as assets and liabilities at December 31, 2004, for the Company’s derivative instruments:

Current derivative assets	$9,272
Long-term derivative assets	26,644

Total assets	$35,916

Current derivative liabilities	$—
Long-term derivative liabilities	—

Total liabilities	$—

Net derivative assets (liabilities)	$35,916

11.	Commitments and Contingencies
      In addition to notes payable, term loans and other financings, the Company has long-term service agreements, various operating leases, operation and maintenance (“O&M”) agreements, and other commitments. The long-term service agreements provide for parts and services related to the performance of scheduled maintenance on combustion turbines at the facilities. The terms of the agreements generally cover the period from commercial operation of the project through the twelfth scheduled outage for each combustion turbine. In some agreements, the term is the earlier of sixteen years or twelve scheduled outages. Maintenance schedules and payment schedules are based on estimates of when maintenance will occur on the various turbines based on the number of hours the turbines operate. The actual timing of maintenance may vary based on actual operating hours and starts versus estimated hours and starts due to operational and performance considerations. Operating leases primarily consist of land leases for the facilities’ sites.
      Set forth below is an estimated schedule of payments to be made in connection with the long-term service agreement and other obligations (in thousands):

	Long-Term
	Service			O&M
	Agreements	Fuel	Water	Agreements	Leases	Other	Total

2005	$36,765	$16,066	$2,992	$1,382	$1,974	$960	$60,139
2006	44,025	16,066	3,651	952	2,104	960	67,758
2007	52,946	16,066	3,799	882	2,236	960	76,889
2008	45,135	16,387	3,947	831	2,726	846	69,872
2009	45,937	16,540	4,107	831	3,172	888	71,475
2010 and thereafter	460,679	224,989	142,069	10,537	90,511	2,941	931,726

Total	$685,487	$306,114	$160,565	$15,415	$102,723	$7,555	$1,277,859

      In 2004, 2003 and 2002 rent expense for operating leases amounted to $0.7 million, $0.6 million and $0.2 million, respectively.
Litigation
      The Company is party to various litigation matters arising out of the normal course of business. In the case of all known contingencies, the Company accrues a liability when the loss is probable and the amount is reasonably estimable. The ultimate outcome of each of these matters cannot presently be determined, nor can

CALPINE GENERATING COMPANY, LLC
(a wholly-owned subsidiary of Calpine CalGen Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the liability that could potentially result from a negative outcome be reasonably estimated presently for every case. The liability the Company may ultimately incur with respect to any one of these matters in the event of a negative outcome may be in excess of amounts currently accrued with respect to such matters and, as a result of these matters, may potentially be material to the Company’s Consolidated Financial Statements. As the Company learns new facts concerning contingencies, the Company reassesses its position with respect to accrued liabilities and other potential exposures.
      Gary E. Jones, et al v. Calpine Corporation — On June 11, 2003, the Estate of Darrell Jones and the Estate of Cynthia Jones filed a complaint against Calpine in the United States District Court for the Western District of Washington. Calpine purchased Goldendale Energy, Inc., a Washington corporation, from Darrell Jones of National Energy Systems Company (“NESCO”). The agreement provided, among other things, that upon “Substantial Completion” of the Goldendale facility, Calpine would pay Mr. Jones (i) the fixed sum of $6.0 million and (ii) a decreasing sum equal to $18.0 million less $0.2 million per day for each day that elapsed between July 1, 2002, and the date of Substantial Completion. Substantial Completion of the Goldendale facility occurred in September 2004 and the daily reduction in the payment amount reduced the $18.0 million payment to zero. The complaint alleged that by not achieving substantial completion by July 1, 2002, Calpine breached its contract with Mr. Jones, violated a duty of good faith and fair dealing, and caused an inequitable forfeiture. On July 28, 2003, Calpine filed a motion to dismiss the complaint for failure to state a claim upon which relief can be granted. The court granted Calpine’s motion to dismiss the complaint on March 10, 2004. The Court denied the plaintiff’s subsequent motion for reconsideration and for leave to amend, granted in part Calpine’s motion for an award of attorney’s fees and entered judgment dismissing the action. The plaintiffs appealed the dismissal to the United States Court of Appeal for the Ninth Circuit, where the matter is pending. Briefing is complete. Oral argument has not yet been scheduled. Calpine believes the facility reached Substantial Completion in the second half of 2004. Calpine thereafter paid to or for the benefit of the Jones Estate the fixed sum of $6 million, which Calpine agreed it was obligated to pay upon Substantial Completion whenever achieved.
      Solutia Bankruptcy — Solutia, Inc. (Decatur Energy Center, LLC’s (“Decatur”) steam host) filed for bankruptcy on December 17, 2003. Effective May 27, 2004, Solutia, Inc. rejected certain cogen agreements relating to the sale of steam and supply of electricity and entered a term sheet with Decatur confirming the agreement of the parties with respect to property rights going forward. By this term sheet, Decatur has secured all necessary rights to continue operating the plant. The parties are in active discussions to attempt to reach a negotiated settlement on the rejection damage claim, but if such discussions are not successful, Decatur maintains the right to litigate the amount of the damage claim. The parties entered into an amended and restated agreement setting forth their respective rights and obligations going forward pursuant to the term sheet and the bankruptcy court approved this agreement on June 30, 2004. On November 19, 2004, Decatur and its affiliates filed proofs of claim with the bankruptcy court totaling approximately $383 million. Solutia is expected to contest these claims, but has taken no action to date.
      Panda Energy International, Inc., et al. v. Calpine Corporation, et al. On November 5, 2003, Panda Energy International, Inc. and certain related parties, including PLC II, LLC, (collectively “Panda”) filed suit against Calpine and certain of its affiliates in the United States District Court for the Northern District of Texas, alleging, among other things, that the Company breached duties of care and loyalty allegedly owed to Panda by failing to correctly construct and operate the Oneta Energy Center (“Oneta”), which the Company acquired from Panda, in accordance with Panda’s original plans. Panda alleges that it is entitled to a portion of the profits from Oneta and that Calpine’s actions have reduced the profits from Oneta thereby undermining Panda’s ability to repay monies owed to Calpine on December 1, 2003, under a promissory note on which approximately $38.6 million (including interest through December 1, 2003) is currently outstanding and past due. The note is collateralized by Panda’s carried interest in the income generated from Oneta, which achieved full commercial operations in June 2003. Calpine filed a counterclaim against Panda Energy

CALPINE GENERATING COMPANY, LLC
(a wholly-owned subsidiary of Calpine CalGen Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
International, Inc. (and PLC II, LLC) based on a guaranty and a motion to dismiss as to the causes of action alleging federal and state securities laws violations. The court recently granted Calpine’s motion to dismiss, but allowed Panda an opportunity to replead. The Company considers Panda’s lawsuit to be without merit and intends to vigorously defend it. Discovery is currently in progress. The Company stopped accruing interest income on the promissory note due December 1, 2003, as of the due date because of Panda’s default in repayment of the note.
      In addition, the Company is involved in various other claims and legal actions arising out of the normal course of its business. The Company does not expect that the outcome of these proceedings will have a material adverse effect on its financial position or results of operations.

12.	Quarterly Consolidated Financial Data (unaudited)
      The Company’s quarterly operating results have fluctuated in the past and may continue to do so in the future.

	Quarter Ended

	December 31,	September 30,	June 30,	March 31,

	(In thousands)
2004, Restated (for periods through September 30, 2004)
Total revenue	$406,775	$551,955	$459,080	273,648
Gross profit	40,143	88,882	46,997	12,474
Income from operations	34,085	86,681	44,643	7,793
Net income (loss)	$(15,878)	$45,199	$6,252	$(93,718)
2004, As reported(i)
Total revenue	$406,775	$561,762	$465,836	$273,964
Gross profit	40,143	98,689	53,753	12,790
Income from operations	34,085	96,488	51,399	8,109
Net income (loss)	$(15,878)	$55,006	$13,008	$(93,402)
2003
Total revenue	$247,802	$377,642	$268,353	$265,579
Gross profit	14,866	72,670	22,536	14,057
Income from operations	12,945	70,996	21,505	12,872
Cumulative effect of a change in accounting principle	—	—	—	(241)
Net loss	$(75,492)	$(18,660)	$(51,370)	$(47,234)

(i)	As reported in the Company’s Form 10-Q filing for quarter ended September 30, 2004 or in the Company’s Form S-4 registration statements previously filed during 2004. The consolidated financial statements as of and for the three and nine months ended September 30, 2004, the three and six months ended June 30, 2004 and the three months ended March 31, 2004 are herein restated to correct revenue, gross profit, income from operations and net income, which had been overstated due to the billing error discussed below.
      In late 2004, CalGen began an effort to automate its billing process. While implementing the automated process, the Company identified an error made in determining payments due from CES to the Company for capacity pursuant to the Index Based Agreement and the Fixed Price Agreement. The error, which resulted

CALPINE GENERATING COMPANY, LLC
(a wholly-owned subsidiary of Calpine CalGen Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
from inadvertently billing for the same capacity for two of our plants under both agreements, caused the Company to over-report revenues by approximately $16.9 million for the period from March 23, 2004, the date of the 2004 Refinancing, until September 30, 2004.

13.	Guarantor Subsidiaries — Supplemental Consolidating Financial Statements
      The securities issued in connection with the 2004 Refinancing were guaranteed by substantially all of the Company’s assets and the assets of its subsidiaries (“Subsidiary Guarantors”) other than CalGen Finance and CalGen’s subsidiary that owns the Goldendale facility (the “Other Subsidiaries”). The Goldendale facility is collateralized through the Company’s equity interest in CalGen Expansion Company. CalGen Expansion Company owns, through its direct and indirect wholly owned subsidiaries, 100% of the interests in the Company’s facilities. CalGen Holdings’ membership interest in CalGen and CalGen’s membership interest in CalGen Expansion are pledged as collateral. CalGen Holdings has no assets or operations separate from its investment in CalGen. The Notes discussed in Note 5 are guaranteed on a joint and several and unconditional basis by the Subsidiary Guarantors. Each guarantee is a non-recourse senior secured obligation of the respective guarantor.
      Pursuant to Rule 3.10 of Regulation S-X, CalGen is required to present consolidating financial information with respect to the Subsidiary Guarantors and the Other Subsidiaries. Consolidating balance sheets as of December 31, 2004 and 2003, consolidating statements of operations and cash flows for the three years ended December 31, 2004, are presented below.

CALPINE GENERATING COMPANY, LLC
(a wholly-owned subsidiary of Calpine CalGen Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
SUPPLEMENTAL CONSOLIDATING BALANCE SHEET
December 31, 2004

					Calpine
					Generating
					Company,
		Subsidiary	Other	Consolidating	LLC
	Parent	Guarantors	Subsidiaries	Adjustments	Consolidated

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$64,510	$28	$—	$—	$64,538
Accounts receivable, net	—	59,302	18	—	59,320
Accounts receivable, net — related party	62,131	119,589	—	(181,120)	600
Inventories	—	18,456	1,145	—	19,601
Current derivative assets	9,272	—	—	—	9,272
Prepaid and other current assets	62	21,386	88	—	21,536

Total current assets	135,975	218,761	1,251	(181,120)	174,867

Property, plant and equipment, net	7	5,969,576	324,846	—	6,294,429
Investment in affiliates	4,051,326	—	—	(4,051,326)	—
Notes receivable, net of current portion	—	19,381	—	—	19,381
Notes receivable — affiliate	2,397,160	—	—	(2,397,160)	—
Deferred financing costs, net	51,496	49,329	2,167	(51,496)	51,496
Long-term derivative assets	26,644	—	—	—	26,644
Deferred tax asset	—	16,310	1,362	—	17,672
Other assets	—	54,245	—	—	54,245

Total assets	$6,662,608	$6,327,602	$329,626	$(6,681,102)	$6,638,734

LIABILITIES AND MEMBER’S DEFICIT
Current liabilities:
Accounts payable	$31,809	$66,880	$523	$—	$99,212
Accounts payable, net — related party	140,153	—	40,967	(181,120)	—
Notes payable, current portion	—	168	—	—	168
Accrued interest payable	53,324	51,028	2,296	(53,324)	53,324
Deferred tax liability	—	16,310	1,362	—	17,672
Other current liabilities	—	2,871	99	—	2,970

Total current liabilities	225,286	137,257	45,247	(234,444)	173,346

Notes payable, net of current portion	—	2,109	—	—	2,109
Priority notes and term loans	2,395,332	2,285,307	110,025	(2,395,332)	2,395,332
Deferred revenue	—	5,671	—	—	5,671
Other liabilities	—	20,286	—	—	20,286

Total liabilities	2,620,618	2,450,630	155,272	(2,629,776)	2,596,744
Commitments and contingencies
Member’s equity	4,041,990	3,876,972	174,354	(4,051,326)	4,041,990

Total liabilities and member’s deficit	$6,662,608	$6,327,602	$329,626	$(6,681,102)	$6,638,734

CALPINE GENERATING COMPANY, LLC
(a wholly-owned subsidiary of Calpine CalGen Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
SUPPLEMENTAL CONSOLIDATING BALANCE SHEET
December 31, 2003

					Calpine
					Generating
					Company,
		Subsidiary	Other	Consolidating	LLC
	Parent	Guarantors	Subsidiaries	Adjustments	Consolidated

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$—	$39,595	$3	$—	$39,598
Restricted cash	—	152,290	—	—	152,290
Accounts receivable, net	—	47,555	—	—	47,555
Inventories	—	13,301	—	—	13,301
Prepaid and other current assets	—	28,818	626	—	29,444

Total current assets	—	281,559	629	—	282,188
Property, plant and equipment, net	—	6,034,006	280,160	—	6,314,166
Deferred financing costs, net	—	17,775	—	—	17,775
Other assets	—	44,289	—	—	44,289

Total assets	$—	$6,377,629	$280,789	$—	$6,658,418

LIABILITIES AND MEMBER’S DEFICIT
Current liabilities:
Accounts payable	$—	$104,049	$9,898	$—	$113,947
Accounts payable, net — related party	—	781	—	—	781
Notes payable, current portion	—	154	—	—	154
Construction credit facility	—	2,200,358	—	—	2,200,358
Accrued interest payable	—	99	—	—	99
Other current liabilities	—	4,828	11	—	4,839

Total current liabilities	—	2,310,269	9,909	—	2,320,178
Notes payable, net of current portion	—	2,285	—	—	2,285
Subordinated parent debt	—	4,343,254	272,022	—	4,615,276
Other liabilities	—	3,651	—	—	3,651

Total liabilities	—	6,659,459	281,931	—	6,941,390
Commitments and contingencies
Member’s deficit	—	(281,830)	(1,142)	—	(282,972)

Total liabilities and member’s deficit	$—	$6,377,629	$280,789	$—	$6,658,418

CALPINE GENERATING COMPANY, LLC
(a wholly-owned subsidiary of Calpine CalGen Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
For the year ended December 31, 2004

					Calpine
					Generating
					Company,
		Subsidiary	Other	Consolidating	LLC
	Parent	Guarantors	Subsidiaries	Adjustments	Consolidated

	(In thousands)
Revenue:
Electricity and steam revenue — related party	$—	$1,243,125	$14,976	$—	$1,258,101
Electricity and steam revenue — third-party	—	452,805	—	—	452,805

Total electricity and steam revenue	—	1,695,930	14,976	—	1,710,906
Mark-to-market activity, net	(9,084)	—	—	—	(9,084)
Sale of purchased power	—	3,208	—	—	3,208
Other revenue	—	3,307	—	—	3,307

Total revenue	(9,084)	1,702,445	14,976	—	1,708,337

Cost of revenue:
Plant operating expense	—	175,393	3,225	—	178,618
Fuel expense	—	1,175,102	11,093	—	1,186,195
Purchased power expense	—	3,308	—	—	3,308
Depreciation and amortization expense	—	148,902	2,818	—	151,720

Total cost of revenue	—	1,502,705	17,136	—	1,519,841

Gross profit (loss)	(9,084)	199,740	(2,160)	—	188,496
Sales, general and administrative expense	661	9,527	1,352	—	11,540
Other operating expense	—	3,754	—	—	3,754

Income (loss) from operations	(9,745)	186,459	(3,512)	—	173,202

Interest expense — related party	—	72,026	147	—	72,173
Interest expense — third party	130,049	158,046	2,777	(130,049)	160,823
Interest (income)	(130,331)	(2,254)	—	130,049	(2,536)
Equity loss in subsidiary	(48,809)	—	—	48,809	—
Other expense, net (income)	(127)	940	74	—	887

Loss before income taxes	(58,145)	(42,999)	(6,510)	48,809	(58,145)
Income taxes	—	—	—	—	—

Net loss	$(58,145)	$(42,999)	$(6,510)	$48,809	$(58,145)

CALPINE GENERATING COMPANY, LLC
(a wholly-owned subsidiary of Calpine CalGen Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
For the year ended December 31, 2003

					Calpine
					Generating
					Company,
		Subsidiary	Other	Consolidating	LLC
	Parent	Guarantors	Subsidiaries	Adjustments	Consolidated

	(In thousands)
Revenue:
Electricity and steam revenue — related party	$—	$779,162	$—	$—	$779,162
Electricity and steam revenue — third-party	—	369,206	3	—	369,209

Total electricity and steam revenue	—	1,148,368	3	—	1,148,371
Sale of purchased power	—	7,708	—	—	7,708
Other revenue	—	3,297	—	—	3,297

Total revenue	—	1,159,373	3	—	1,159,376

Cost of revenue:
Plant operating expense	—	131,636	—	—	131,636
Fuel expense	—	770,208	—	—	770,208
Purchased power expense	—	12,395	—	—	12,395
Depreciation and amortization expense	—	121,008	—	—	121,008

Total cost of revenue	—	1,035,247	—	—	1,035,247

Gross profit	—	124,126	3	—	124,129
Sales, general and administrative expense	—	5,638	—	—	5,638
Other operating expense	—	60	113	—	173

Income (loss) from operations	—	118,428	(110)	—	118,318

Interest expense — related party	—	255,036	651	—	255,687
Interest expense — third party	—	56,637	367	—	57,004
Interest (income)	—	(2,061)	—	—	(2,061)
Other expense, net (income)	—	182	21	—	203

Loss before income taxes and cumulative effect of a change in accounting principle taxes	—	(191,366)	(1,149)	—	(192,515)
Income taxes	—	—	—	—	—
	—	—	—	—	—
Loss before cumulative effect of a change in accounting principle	—	(191,366)	(1,149)	—	(192,515)
Cumulative effect of a change in accounting principle	—	(241)	—	—	(241)

Net loss	$—	$(191,607)	$(1,149)	$—	$(192,756)

CALPINE GENERATING COMPANY, LLC
(a wholly-owned subsidiary of Calpine CalGen Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
For the year ended December 31, 2002

					Calpine
					Generating
					Company,
		Subsidiary	Other	Consolidating	LLC
	Parent	Guarantors	Subsidiaries	Adjustments	Consolidated

	(In thousands)
Revenue:
Electricity and steam revenue — related party	$—	$388,586	$—	$—	$388,586
Electricity and steam revenue — third-party	—	152,091	19	—	152,110

Total electricity and steam revenue	—	540,677	19	—	540,696
Other revenue	—	3,297	—	—	3,297

Total revenue	—	543,974	19	—	543,993

Cost of revenue:
Plant operating expense	—	80,834	—	—	80,834
Fuel expense	—	288,894	—	—	288,894
Depreciation and amortization expense	—	59,907	—	—	59,907

Total cost of revenue	—	429,635	—	—	429,635

Gross profit	—	114,339	19	—	114,358
Equipment cancellation and impairment cost	—	115,121	—	—	115,121
Sales, general and administrative expense	—	3,347	—	—	3,347
Other operating expense	—	429	3	—	432

Income (loss) from operations	—	(4,558)	16	—	(4,542)

Interest expense — related party	—	111,304	—	—	111,304
Interest expense — third party	—	33,320	—	—	33,320
Interest (income)	—	(537)	—	—	(537)
Other expense, net (income)	—	1,515	—	—	1,515

Loss before income taxes	—	(150,160)	16	—	(150,144)
Income taxes	—	—	—	—	—

Net income (loss)	$—	$(150,160)	$16	$—	$(150,144)

CALPINE GENERATING COMPANY, LLC
(a wholly-owned subsidiary of Calpine CalGen Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
For the year ended December 31, 2004

					Calpine
					Generating
					Company,
		Subsidiary	Other	Consolidating	LLC
	Parent	Guarantors	Subsidiaries	Adjustments	Consolidated

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(58,145)	$(42,299)	$(6,510)	$48,809	$(58,145)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	148,902	2,818	—	151,720
Amortization of deferred financing costs	11,511	11,426	85	(11,511)	11,511
Write-off of deferred financing costs	—	12,457	—	—	12,457
Change in derivative assets and liabilities	9,084	—	—	—	9,084
Interest on subordinated parent debt	—	72,026	147	—	72,173
Equity loss in subsidiary	48,809	—	—	(48,809)	—
Cost allocated from parent	—	3,633	—	—	3,633
Change in operating assets and liabilities:
Accounts receivable	—	(13,268)	(18)	—	(13,286)
Accounts receivable/accounts payable, net — related party	78,022	(120,370)	40,967	—	(1,381)
Inventories	—	(3,556)	(1,145)	—	(4,701)
Prepaid and other current assets	(62)	25,227	(326)	—	24,839
Other assets	(2,397,160)	(23,013)	—	2,397,160	(23,013)
Accounts payable	31,809	6,601	(11,605)	—	26,805
Accrued interest payable	53,324	50,929	2,296	(53,324)	53,225
Other accrued liabilities	—	13,648	88	—	13,736

Net cash provided by (used in) operating activities	(2,222,808)	142,343	26,797	2,332,325	278,657

Cash flows from investing activities:
(Increase) decrease in restricted cash	—	152,290	—	—	152,290
Purchases of derivative asset	(45,000)	—	—	—	(45,000)
Purchases of property, plant and equipment	(1,420)	(259,096)	(43,798)	1,413	(302,901)

Net cash used in investing activities	(46,420)	(106,806)	(43,798)	1,413	(195,611)

Cash flows from financing activities:
Financing costs	(60,162)	(57,364)	(2,798)	60,162	(60,162)
Repayments of notes payable	—	(162)	—	—	(162)
Borrowings from subordinated parent debt	—	29,935	16,878	—	46,813
Repayments of subordinated parent debt	—	(131,096)	(107,041)	—	(238,137)
Borrowings from credit facility	—	178,995	—	—	178,995
Repayments of credit facility	—	(2,379,353)	—	—	(2,379,353)
Issuance of secured notes and term loans	2,393,900	2,283,941	109,959	(2,393,900)	2,393,900
Borrowings under revolver line of credit	117,500	92,049	25,451	(117,500)	117,500
Repayments under revolver line of credit	(117,500)	(92,049)	(25,451)	117,500	(117,500)

Net cash provided by (used in) financing activities	2,333,738	(75,104)	16,998	(2,333,738)	(58,106)

Net increase (decrease) in cash and cash equivalents	64,510	(39,567)	(3)	—	24,940
Cash and cash equivalents, beginning of period	—	39,595	3	—	39,598

Cash and cash equivalents, end of period	$64,510	$28	$—	$—	$64,538

CALPINE GENERATING COMPANY, LLC
(a wholly-owned subsidiary of Calpine CalGen Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
For the year ended December 31, 2003

					Calpine
					Generating
					Company,
		Subsidiary	Other	Consolidating	LLC
	Parent	Guarantors	Subsidiaries	Adjustments	Consolidated

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$—	$(191,607)	$(1,149)	$—	$(192,756)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	121,008	—	—	121,008
Amortization of deferred financing costs	—	12,122	—	—	12,122
Interest on subordinated parent debt	—	255,036	651	—	255,687
Cost allocated from parent	—	11,449	—	—	11,449
Cumulative effect of a change in accounting principle	—	241	—	—	241
Change in operating assets and liabilities:
Accounts receivable	—	(21,964)	19	—	(21,945)
Inventories	—	(3,553)	—	—	(3,553)
Prepaid and other current assets	—	(9,592)	(36)	—	(9,628)
Other assets	—	(12,902)	—	—	(12,902)
Accounts payable	—	7,622	—	—	7,622
Accounts receivable/accounts payable — related party	—	(8,925)	—	—	(8,925)
Accrued interest payable	—	(200)	—	—	(200)
Other accrued liabilities	—	3,370	(7)	—	3,363

Net cash provided by (used in) operating activities	—	162,105	(522)	—	161,583

Cash flows from investing activities:
(Increase) decrease in restricted cash	—	(142,800)	—	—	(142,800)
Purchases of property, plant and equipment	—	(396,989)	(44,356)	—	(441,345)

Net cash used in investing activities	—	(539,789)	(44,356)	—	(584,145)

Cash flows from financing activities:
Financing costs	—	(6,258)	—	—	(6,258)
Repayments of notes payable	—	(147)	—	—	(147)
Borrowings from subordinated parent debt	—	511,288	44,881	—	556,169
Borrowings from credit facility	—	101,348	—	—	101,348
Repayments of credit facility	—	(214,595)	—	—	(214,595)

Net cash provided by financing activities	—	391,636	44,881	—	436,517

Net increase in cash and cash equivalents	—	13,952	3	—	13,955
Cash and cash equivalents, beginning of period	—	25,643	—	—	25,643

CALPINE GENERATING COMPANY, LLC
(a wholly-owned subsidiary of Calpine CalGen Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

					Calpine
					Generating
					Company,
		Subsidiary	Other	Consolidating	LLC
	Parent	Guarantors	Subsidiaries	Adjustments	Consolidated

	(In thousands)
Cash and cash equivalents, end of period	$—	$39,595	$3	$—	$39,598

CALPINE GENERATING COMPANY, LLC
(a wholly-owned subsidiary of Calpine CalGen Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
For the year ended December 31, 2002

					Calpine
					Generating
					Company,
		Subsidiary	Other	Consolidating	LLC
	Parent	Guarantors	Subsidiaries	Adjustments	Consolidated

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$—	$(150,160)	$16	$—	$(150,144)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	59,907	—	—	59,907
Amortization of deferred financing costs	—	5,043	—	—	5,043
Equipment cancellation and asset impairment charge	—	115,121	—	—	115,121
Interest on subordinated parent debt	—	111,304	—	—	111,304
Cost allocated from parent	—	7,815	—	—	7,815
Change in operating assets and liabilities:
Accounts receivable	—	(14,349)	(19)	—	(14,368)
Inventories	—	(8,028)	—	—	(8,028)
Prepaid and other current assets	—	(15,225)	3	—	(15,222)
Other assets	—	(7,819)	—	—	(7,819)
Accounts payable	—	30,536	—	—	30,536
Accounts receivable/accounts payable — related party	—	(1,925)	—	—	(1,925)
Accrued interest payable	—	299	—	—	299
Other accrued liabilities	—	884	—	—	884

Net cash provided by operating activities	—	133,403	—	—	133,403

Cash flows from investing activities:
(Increase) decrease in restricted cash	—	107,972	—	—	107,972
Purchases of property, plant and equipment	—	(1,618,008)	(60,866)	—	(1,678,874)

Net cash used in investing activities	—	(1,510,036)	(60,866)	—	(1,570,902)

Cash flows from financing activities:
Financing costs	—	(4,635)	—	—	(4,635)
Borrowings from subordinated parent debt	—	1,293,937	60,866	—	1,354,803
Borrowings from credit facility	—	323,675	—	—	323,675
Repayments of credit facility	—	(241,014)	—	—	(241,014)

Net cash provided by financing activities	—	1,371,963	60,866	—	1,432,829

Net decrease in cash and cash equivalents	—	(4,670)	—	—	(4,670)
Cash and cash equivalents, beginning of period	—	30,313	—	—	30,313

CALPINE GENERATING COMPANY, LLC
(a wholly-owned subsidiary of Calpine CalGen Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

					Calpine
					Generating
					Company,
		Subsidiary	Other	Consolidating	LLC
	Parent	Guarantors	Subsidiaries	Adjustments	Consolidated

	(In thousands)
Cash and cash equivalents, end of period	$—	$25,643	$—	$—	$25,643

SCHEDULE II
CALPINE GENERATING COMPANY, LLC
(a wholly-owned subsidiary of Calpine CalGen Holdings, Inc.)
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to	Charged to
	Beginning	Costs and	Other		Balance at
Description	of Year	Expense	Accounts	Reductions	End of Year

	(In thousands)
Year ended December 31, 2004
Allowance for doubtful accounts	$1,931	$5,355	$—	$(5,697)	$1,589
Deferred tax asset valuation allowance	117,126	23,210	—	—	140,336
Year ended December 31, 2003
Allowance for doubtful accounts	$—	$1,931	$—	$—	$1,931
Deferred tax asset valuation allowance	32,435	84,691	—	—	117,126
Year ended December 31, 2002
Allowance for doubtful accounts	$—	$—	$—	$—	$—
Deferred tax asset valuation allowance	—	32,435	—	—	32,435

S-1

      The following exhibits are filed herewith unless otherwise indicated:
EXHIBIT INDEX

Exhibit
Number	Description

1.1	Purchase Agreement, dated March 12, 2004, between Calpine Generating Company, LLC, CalGen Finance Corp. and Morgan Stanley & Co. Inc.*
3.1	Amended and Restated Certificate of Formation of Calpine Generating Company, LLC.*
3.2	Certificate of Incorporation of CalGen Finance Corp.*
3.3	Certificate of Formation of CalGen Expansion Company, LLC (f/k/a CCFC II Development Company, LLC).*
3.4	Certificate of Amendment to Certificate of Formation of CalGen Expansion Company, LLC (f/k/a CCFC II Development Company, LLC).*
3.5	Certificate of Amendment to Certificate of Formation of CalGen Expansion Company, LLC (f/k/a CCFC II Development Company, LLC).*
3.6	Certificate of Limited Partnership of Baytown Energy Center, LP.*
3.7	Certificate of Amendment to Certificate of Limited Partnership of Baytown Energy Center, LP.*
3.8	Certificate of Formation of Calpine Baytown Energy Center GP, LLC.*
3.9	Certificate of Amendment to Certificate of Formation of Calpine Baytown Energy Center GP, LLC.*
3.10	Certificate of Formation of Calpine Baytown Energy Center LP, LLC.*
3.11	Certificate of Amendment to Certificate of Formation of Calpine Baytown Energy Center LP, LLC.*
3.12	Certificate of Formation of Baytown Power GP, LLC.*
3.13	Certificate of Amendment to Certificate of Formation of Baytown Power GP, LLC.*
3.14	Certificate of Limited Partnership of Baytown Power, LP.*
3.15	Certificate of Amendment to Certificate of Limited Partnership of Baytown Power, LP.*
3.16	Certificate of Formation of Carville Energy LLC (f/k/a Bayou Verret Energy LLC and Bayou Verret LLC).*
3.17	Certificate of Amendment to Certificate of Formation of Carville Energy LLC(f/k/a Bayou Verret Energy LLC and Bayou Verret LLC).*
3.18	Certificate of Amendment to Certificate of Formation of Carville Energy LLC (f/k/a Bayou Verret Energy LLC and Bayou Verret LLC).*
3.19	Certificate of Amendment to Certificate of Formation of Carville Energy LLC (f/k/a Bayou Verret Energy LLC and Bayou Verret LLC).*
3.20	Certificate of Amendment to Certificate of Formation of Carville Energy LLC (f/k/a Bayou Verret Energy LLC and Bayou Verret LLC).*
3.21	Certificate of Amendment to Certificate of Formation of Carville Energy LLC (f/k/a Bayou Verret Energy LLC and Bayou Verret LLC).*
3.22	Certificate of Limited Partnership of Channel Energy Center, LP.*
3.23	Certificate of Amendment to Certificate of Limited Partnership of Channel Energy Center, LP.*
3.24	Certificate of Formation of Calpine Channel Energy Center GP, LLC.*
3.25	Certificate of Amendment to Certificate of Formation of Calpine Channel Energy Center GP, LLC.*
3.26	Certificate of Formation of Calpine Channel Energy Center LP, LLC.*
3.27	Certificate of Amendment to Certificate of Formation of Calpine Channel Energy Center LP, LLC.*
3.28	Certificate of Formation of Channel Power GP, LLC.*
3.29	Certificate of Amendment to Certificate of Formation of Channel Power GP, LLC.*
3.30	Certificate of Limited Partnership of Channel Power, LP.*
3.31	Certificate of Amendment to Certificate of Limited Partnership of Channel Power, LP.*
3.32	Certificate of Formation of Columbia Energy LLC.*
3.33	Certificate of Amendment to Certificate of Formation of Columbia Energy LLC.*

Exhibit
Number	Description

3.34	Certificate of Amendment to Certificate of Formation of Columbia Energy LLC.*
3.35	Certificate of Limited Partnership of Corpus Christi Cogeneration LP.*
3.36	Certificate of Amendment to Certificate of Limited Partnership of Corpus Christi Cogeneration LP.*
3.37	Certificate of Amendment to Certificate of Limited Partnership of Corpus Christi Cogeneration LP.*
3.38	Certificate of Formation of Nueces Bay Energy LLC.*
3.39	Certificate of Amendment to Certificate of Formation of Nueces Bay Energy LLC.*
3.40	Certificate of Amendment to Certificate of Formation of Nueces Bay Energy LLC.*
3.41	Amended and Restated Certificate of Formation of Calpine Northbrook Southcoast Investors, LLC (f/k/a Skygen Southcoast Investors LLC).*
3.42	Certificate of Amendment to Certificate of Formation of Calpine Northbrook Southcoast Investors, LLC (f/k/a Skygen Southcoast Investors LLC).*
3.43	Certificate of Formation of Calpine Corpus Christi Energy GP, LLC.*
3.44	Certificate of Amendment to Certificate of Formation of Calpine Corpus Christi Energy GP, LLC.*
3.45	Certificate of Limited Partnership of Calpine Corpus Christi Energy, LP.*
3.46	Certificate of Amendment to Certificate of Limited Partnership of Calpine Corpus Christi Energy, LP.*
3.47	Certificate of Formation of Decatur Energy Center, LLC.*
3.48	Certificate of Amendment to Certificate of Formation of Decatur Energy Center, LLC.*
3.49	Certificate of Formation of Delta Energy Center, LLC.*
3.50	Certificate of Amendment to Certificate of Formation of Delta Energy Center, LLC.*
3.51	Certificate of Amendment to Certificate of Formation of Delta Energy Center, LLC.*
3.52	Certificate of Formation of CalGen Project Equipment Finance Company Two, LLC (f/k/a CCFC II Project Equipment Finance Company Two, LLC).*
3.53	Certificate of Amendment to Certificate of Formation of CalGen Project Equipment Finance Company Two, LLC (f/k/a CCFC II Project Equipment Finance Company Two, LLC).*
3.54	Certificate of Amendment to Certificate of Formation of CalGen Project Equipment Finance Company Two, LLC (f/k/a CCFC II Project Equipment Finance Company Two, LLC).*
3.55	Amended and Restated Certificate of Limited Partnership of Freestone Power Generation LP.*
3.56	Certificate of Formation of Calpine Freestone, LLC.*
3.57	Certificate of Formation of CPN Freestone, LLC.*
3.58	Certificate of Formation of Calpine Freestone Energy GP, LLC.*
3.59	Certificate of Amendment to Certificate of Formation of Calpine Freestone Energy GP, LLC.*
3.60	Certificate of Limited Partnership of Calpine Freestone Energy, LP.*
3.61	Certificate of Amendment to Certificate of Limited Partnership of Calpine Freestone Energy, LP.*
3.62	Amended and Restated Certificate of Limited Partnership of Calpine Power Equipment LP.*
3.63	Amended and Restated Certificate of Formation of Los Medanos Energy Center LLC (f/k/a Pittsburg District Energy Facility, LLC).*
3.64	Certificate of Amendment to Certificate of Formation of Los Medanos Energy Center LLC (f/k/a Pittsburg District Energy Facility, LLC).*
3.65	Certificate of Formation of CalGen Project Equipment Finance Company One, LLC (f/k/a CCFC II Project Equipment Finance Company One, LLC).*
3.66	Certificate of Amendment to Certificate of Formation of CalGen Project Equipment Finance Company One, LLC (f/k/a CCFC II Project Equipment Finance Company One, LLC).*
3.67	Certificate of Amendment to Certificate of Formation of CalGen Project Equipment Finance Company One, LLC (f/k/a CCFC II Project Equipment Finance Company One, LLC).*
3.68	Certificate of Formation of Morgan Energy Center, LLC.*
3.69	Certificate of Amendment to Certificate of Formation of Morgan Energy Center, LLC.*
3.70	Certificate of Formation of Pastoria Energy Facility L.L.C.*

Exhibit
Number	Description

3.71	Certificate of Amendment to Certificate of Formation of Pastoria Energy Facility L.L.C.*
3.72	Certificate of Amendment to Certificate of Formation of Pastoria Energy Facility L.L.C.*
3.73	Amended and Restated Certificate of Formation of Calpine Pastoria Holdings, LLC (f/k/a Pastoria Energy Center, LLC).*
3.74	Certificate of Amendment to Certificate of Formation of Calpine Pastoria Holdings, LLC (f/k/a Pastoria Energy Center, LLC).*
3.75	Amended and Restated Certificate of Limited Partnership of Calpine Oneta Power, L.P. (f/k/a Panda Oneta Power, L.P.).*
3.76	Certificate of Amendment to Certificate of Limited Partnership of Calpine Oneta Power, L.P. (f/k/a Panda Oneta Power, L.P.).*
3.77	Amended and Restated Certificate of Formation of Calpine Oneta Power I, LLC (f/k/a Panda Oneta Power I, LLC).*
3.78	Certificate of Amendment to Certificate of Formation of Calpine Oneta Power I, LLC (f/k/a Panda Oneta Power I, LLC).*
3.79	Amended and Restated Certificate of Formation of Calpine Oneta Power II, LLC (f/k/a Panda Oneta Power II, LLC).*
3.80	Certificate of Amendment to Certificate of Formation of Calpine Oneta Power II, LLC (f/k/a Panda Oneta Power II, LLC).*
3.81	Certificate of Formation of Zion Energy LLC.*
3.82	Certificate of Amendment to Certificate of Formation of Zion Energy LLC.*
3.83	Certificate of Amendment to Certificate of Formation of Zion Energy LLC.*
3.84	Certificate of Formation of CalGen Project Equipment Finance Company Three, LLC (f/k/a CCFC II Project Equipment Finance Company Three, LLC).*
3.85	Certificate of Amendment to Certificate of Formation of CalGen Project Equipment Finance Company Three, LLC (f/k/a CCFC II Project Equipment Finance Company Three, LLC).*
3.86	Certificate of Amendment to Certificate of Formation of CalGen Project Equipment Finance Company Three, LLC (f/k/a CCFC II Project Equipment Finance Company Three, LLC).*
3.87	Amended and Restated Certificate of Formation of CalGen Equipment Finance Holdings, LLC (f/k/a CCFC II Leasing Holdings, LLC and CCFC II Equipment Finance Holdings, LLC).*
3.88	Certificate of Amendment to Certificate of Formation of CalGen Equipment Finance Holdings, LLC (f/k/a CCFC II Leasing Holdings, LLC and CCFC II Equipment Finance Holdings, LLC).*
3.89	Certificate of Amendment to Amended and Restated Certificate of Formation of CalGen Equipment Finance Holdings, LLC (f/k/a CCFC II Leasing Holdings, LLC and CCFC II Equipment Finance Holdings, LLC).*
3.90	Amended and Restated Certificate of Formation of CalGen Equipment Finance Company, LLC (f/k/a CCFC II Leasing Company, LLC and CCFC II Equipment Finance Company, LLC)*
3.91	Certificate of Amendment to Certificate of Formation of CalGen Equipment Finance Company, LLC (f/k/a CCFC II Leasing Company, LLC and CCFC II Equipment Finance Company, LLC).*
3.92	Certificate of Amendment to Amended and Restated Certificate of Formation of CalGen Equipment Finance Company, LLC (f/k/a CCFC II Leasing Company, LLC and CCFC II Equipment Finance Company, LLC).*
3.93	Limited Liability Company Operating Agreement of Calpine Generating Company, LLC.*
3.94	Bylaws of CalGen Finance Corp.*
3.95	Limited Liability Company Operating Agreement of CalGen Expansion Company, LLC.*
3.96	Agreement of Limited Partnership of Baytown Energy Center, LP.*
3.97	Amended and Restated Limited Liability Company Operating Agreement of Calpine Baytown Energy Center GP, LLC.*
3.98	Amended and Restated Limited Liability Company Operating Agreement of Calpine Baytown Energy Center LP, LLC.*

Exhibit
Number	Description

3.99	Limited Liability Company Operating Agreement of Baytown Power GP, LLC.*
3.100	Agreement of Limited Partnership of Baytown Power, LP.*
3.101	Amended and Restated Limited Liability Company Operating Agreement of Carville Energy LLC.*
3.102	Agreement of Limited Partnership of Channel Energy Center, LP, October 2000.*
3.103	Amended and Restated Limited Liability Company Operating Agreement of Calpine Channel Energy Center GP, LLC.*
3.104	Amended and Restated Limited Liability Company Operating Agreement of Calpine Channel Energy Center LP, LLC.*
3.105	Limited Liability Company Operating Agreement of Channel Power GP, LLC.*
3.106	Agreement of Limited Partnership of Channel Power, LP.*
3.107	Amended and Restated Limited Liability Company Operating Agreement of Columbia Energy LLC.*
3.108	Amended and Restated Agreement of Limited Partnership of Corpus Christi Cogeneration LP.*
3.109	Amended and Restated Limited Liability Company Operating Agreement of Nueces Bay Energy LLC.*
3.110	Amended and Restated Limited Liability Company Operating Agreement of Calpine Northbrook Southcoast Investors, LLC.*
3.111	Limited Liability Company Operating Agreement of Calpine Corpus Christi Energy GP, LLC.*
3.112	Agreement of Limited Partnership of Calpine Corpus Christi Energy, LP.*
3.113	Amended and Restated Limited Liability Company Operating Agreement of Decatur Energy Center, LLC.*
3.114	Amended and Restated Limited Liability Company Operating Agreement of Delta Energy Center, LLC.*
3.115	Limited Liability Company Operating Agreement of CalGen Project Equipment Finance Company Two, LLC.*
3.116	Second Amended and Restated Agreement of Limited Partnership of Freestone Power Generation LP.*
3.117	Limited Liability Company Operating Agreement of Calpine Freestone, LLC.*
3.118	Limited Liability Company Operating Agreement of CPN Freestone, LLC.*
3.119	Limited Liability Company Operating Agreement of Calpine Freestone Energy GP, LLC.*
3.120	Agreement of Limited Partnership of Calpine Freestone Energy, LP.*
3.121	Amended and Restated Agreement of Limited Partnership of Calpine Power Equipment LP.*
3.122	Amended and Restated Limited Liability Company Operating Agreement of Los Medanos Energy Center LLC.*
3.123	Limited Liability Company Operating Agreement of CalGen Project Equipment Finance Company One, LLC.*
3.124	Amended and Restated Limited Liability Company Operating Agreement of Morgan Energy Center, LLC.*
3.125	Amended and Restated Limited Liability Company Operating Agreement of Pastoria Energy Facility L.L.C.*
3.126	Limited Liability Company Operating Agreement of Calpine Pastoria Holdings, LLC.*
3.127	Amended and Restated Agreement of Limited Partnership of Calpine Oneta Power, L.P.*
3.128	Amended and Restated Limited Liability Company Operating Agreement of Calpine Oneta Power I, LLC.*
3.129	Amended and Restated Limited Liability Company Operating Agreement of Calpine Oneta Power II, LLC.*
3.130	Limited Liability Company Operating Agreement of Zion Energy LLC.*
3.131	Limited Liability Company Operating Agreement of CalGen Project Equipment Finance Company Three, LLC.*

Exhibit
Number	Description

3.132	Limited Liability Company Operating Agreement of CalGen Equipment Finance Holdings, LLC.*
3.133	Limited Liability Company Operating Agreement of CalGen Equipment Finance Company, LLC.*
4.1	First Priority Indenture, dated March 23, 2004, among Calpine Generating Company, LLC, CalGen Finance Corp., each of the Guarantors named therein and Wilmington Trust FSB, as Trustee.*
4.2	Second Priority Indenture, dated March 23, 2004, among Calpine Generating Company, LLC, CalGen Finance Corp., each of the Guarantors named therein and Wilmington Trust FSB, as Trustee.*
4.3	Third Priority Indenture, dated March 23, 2004, among Calpine Generating Company, LLC, CalGen Finance Corp., each of the Guarantors named therein and Wilmington Trust FSB, as Trustee.*
4.4	Form of First Priority Secured Floating Rate Note due 2009 (included in Exhibit 4.1).*
4.5	Form of Second Priority Secured Floating Rate Note due 2010 (included in Exhibit 4.2).*
4.6	Form of Third Priority Secured Floating Rate Note due 2011 (included in Exhibit 4.3).*
4.7	Form of 11 1/2% Third Priority Secured Note due 2011 (included in Exhibit 4.3).*
4.8	Registration Rights Agreement, dated March 23, 2004, among Calpine Generating Company LLC, CalGen Finance Corp., each of the Guarantors named therein and Morgan Stanley & Co. Inc.*
4.9	Collateral Trust and Intercreditor Agreement, dated March 23, 2004, among CalGen Holdings, Inc., Calpine Generating Company, LLC, each of the Guarantors named therein, Wilmington Trust Company, as Trustee, Morgan Stanley Senior Funding Inc., as Administrative Agent under the Term Loan Agreements, Bank of Nova Scotia, as Administrative Agent under the Revolving Loan Agreements, and Wilmington Trust Company, as Collateral Agent.*
4.10	Membership Interest Pledge Agreement, dated March 23, 2004, among CalGen Holdings Inc., as Pledgor, Calpine Generating Company, LLC, CalGen Expansion Company, LLC, and Wilmington Trust Company, as Collateral Agent.*
4.11	Membership Interest Pledge Agreement, dated March 23, 2004, among Calpine Generating Company, LLC, as Pledgor, CalGen Expansion Company, and Wilmington Trust, as Collateral Agent.*
4.12	Security Agreement, dated March 23, 2004, among Calpine Generating Company, LLC, the Guarantors party therein from time to time; and Wilmington Trust Company, as Collateral Agent.*
4.13	Collateral Account Control Agreement, dated March 23, 2004, among Calpine Generating Company, LLC and Wilmington Trust Company, as Collateral Agent.*
10.1	Credit and Guarantee Agreement of $600,000,000 First Priority Secured Institutional Term Loans Due 2009, dated March 23, 2004, among Calpine Generating Company, LLC, CalGen Finance Corp., each of the Guarantors named therein, Morgan Stanley Senior Funding Inc., as Administrative Agent and Arranger, and the Lenders party to the agreement from time to time.*
10.2	Credit and Guaranty Agreement of $100,000,000 Second Priority Secured Institutional Term Loans Due 2010, dated March 23, 2004, among Calpine Generating Company, LLC, CalGen Finance Corp., each of the Guarantors named therein, Morgan Stanley Senior Funding Inc., as Administrative Agent and Arranger, and the Lenders party to the agreement from time to time.*
10.3	Amended and Restated Credit Agreement of $200,000,000 First Priority Secured Revolving Loans, dated March 23, 2004, among Calpine Generating Company, LLC, each of the Guarantors named therein, the Bank of Nova Scotia, as Administrative Agent and Lead Arranger, Bayerische Landesbank Cayman Islands Branch, Credit Lyonnais New York Branch, ING Capital LLC, Toronto Dominion Inc., each as Agent and Arranger, and the Lenders party to the agreement from time to time.*
10.4	ISDA Master Agreement, dated March 12, 2004, between Calpine Generating Company, LLC and Morgan Stanley Capital Group, Inc.*
10.5	Guaranty, dated March 12, 2004, made by Morgan Stanley & Co. Incorporated in favor of Morgan Stanley Capital Group, Inc.*
10.6	WECC Fixed Price Gas Sale and Power Purchase Agreement, dated March 23, 2004, among Calpine Energy Services, L.P., Calpine Generating Company, LLC, Delta ProjectCo. and Los Medanos ProjectCo.*

Exhibit
Number	Description

10.7	Index Based Gas Sale and Power Purchase Agreement, dated March 23, 2004, among Calpine Energy Services, L.P. and Calpine Generating Company, LLC and each of its Subsidiaries named therein.*
10.8	First Amendment to Index Based Gas Sale and Power Purchase Agreement, dated May 20, 2004, among Calpine Energy Services, L.P. and Calpine Generating Company, LLC and each of its Subsidiaries named therein.*
10.9	Second Amendment to Index Based Gas Sale and Power Purchase Agreement, dated May 26, 2004, among Calpine Energy Services, L.P. and Calpine Generating Company, LLC and each of its Subsidiaries named therein.*
10.10	Third Amendment to Index Based Gas Sale and Power Purchase Agreement, dated August 1, 2004, among Calpine Energy Services, L.P. and Calpine Generating Company, LLC and each of its subsidiaries named therein.*
10.11	Master Operation and Maintenance Agreement, dated March 23, 2004, among Calpine Operating Services Company, Inc. and Calpine Generating Company, LLC and each of its Subsidiaries named therein.*
10.12	Master Maintenance Services Agreement, dated March 23, 2004, among Calpine Operating Services Company, Inc. and Calpine Generating Company, LLC and each of its Subsidiaries named therein.*
10.13	Master Construction Management Agreement, dated March 23, 2004, among Calpine Construction Management Company, Inc., Calpine Generating Company, LLC and certain of the Facility Owners named therein.*
10.14	Administrative Services Agreement, dated March 23, 2004, among Calpine Generating Company, LLC, each of its Subsidiaries named therein, and CalGen Finance Corp.*
10.15	Project Undertaking and Agreement, dated March 23, 2004, among Calpine Corporation and Calpine Generating Company, LLC and each of its Subsidiaries named therein.*
10.16	Affiliate Party Agreement Guaranty, dated March 23, 2004, made by Calpine Corporation in favor of Calpine Generating Company, LLC and each of its Subsidiaries named therein.*
10.17	Working Capital Facility Agreement, dated March 23, 2004, among Calpine Corporation, CalGen Holdings, Inc. and Calpine Generating Company, LLC.*
12.1	Computation of Ratio of Earnings to Fixed Charges.†
24.1	Powers of Attorney for Calpine Generating Company, LLC, CalGen Finance Corp. and the Co-Registrants (included in the signature pages hereof)
31.1	Certification of the Chairman, President and Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†
31.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

† Filed herewith

*	Incorporated by reference